Form 10-Q
period 2021-09-30
Enfusion, Inc.
filed 2021-12-03
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40949

Enfusion, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1268462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 South Clark Street, Suite 750

Chicago, Illinois 60603

(Address of Principal Executive Offices)

(312) 253-9800

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of Exchange on which registered
Class A common stock, par value $0.001 per share	ENFN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ◻    No  ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ⌧

The registrant had outstanding 65,583,288 shares of Class A common stock and 47,470,973 shares of Class B common stock as of December 3, 2021.

		Page
	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	3
Part I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Interim Financial Statements (Unaudited)	5
	Enfusion Inc.	5
	Condensed Consolidated Interim Balance Sheets	5
	Notes to Condensed Consolidated Interim Balance Sheets	6
	Enfusion Ltd. LLC	9
	Condensed Consolidated Interim Balance Sheets as of September 30, 2021 and December 31, 2020	9
	Condensed Consolidated Interim Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	10
	Condensed Consolidated Interim Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020	11
	Condensed Consolidated Interim Statements of Preferred Units and Members’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	12
	Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	13
	Notes to Condensed Consolidated Interim Financial Statements	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
Part II.	OTHER INFORMATION	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	76
Item 6.	Exhibits	77
	Signatures	78

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations, financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

●	our future financial performance, including our revenues, costs of revenues, gross profit or gross profit margin and operating expenses;
●	the sufficiency of our cash, cash to meet our liquidity needs;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our ability to maintain the security and availability of our solution;
●	our ability to increase the number of clients using our solution;
●	our ability to sell additional products and services to and retain our existing clients;
●	our ability to successfully expand in our existing markets and into new markets;
●	our ability to effectively manage our growth and future expenses;
●	our estimated total addressable market;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	our anticipated investments in sales and marketing and research and development;
●	our ability to successfully defend litigation brought against us;
●	the increased expenses associated with being a public company;
●	the impact of COVID-19 on our business and industry; and
●	our ability to compete effectively with existing competitors and new market entrants.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

CERTAIN DEFINITIONS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

●	“Blocker Companies” refer to certain entities that are taxable as corporations for U.S. federal income tax purposes in which the Pre-IPO Shareholders hold interests.
●	“Enfusion,” the “Company,” “we,” “us” and “our” and similar references refer: (1) following the consummation of the Reorganization Transactions, including our initial public offering, or IPO, to Enfusion Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Enfusion Ltd. LLC and (2) prior to the completion of the Reorganization Transactions, including our IPO, to Enfusion Ltd. LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“Common Units” refers to the new class of units of Enfusion Ltd. LLC created by the reclassification of the LLC interests of Enfusion Ltd. LLC as part of the Reorganization Transactions.
●	“Pre-IPO owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Pre-IPO Shareholders” refer to pre-IPO owners that received shares of Class A common stock of Enfusion, Inc. as part of the Reorganization Transactions.
●	“Pre-IPO Common Unitholders” refer to pre-IPO owners that held Common Units following the Reorganization Transactions.
●	“Reorganization Transactions” refer to our IPO and certain organizational transactions that were affected in connection with our IPO, and the application of the net proceeds therefrom. See “The Reorganization Transactions” in Note 4 to Enfusion, Inc.’s condensed balance sheets for a description of the transactions.

Enfusion Inc. is a holding company and the sole managing member of Enfusion Ltd LLC, and its principal asset consists of LLC Interests.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ENFUSION, INC.

Condensed Consolidated Interim Balance Sheets

	As of
	September 30, 2021	As of
	(Unaudited)	June 11, 2021
ASSETS
Current Assets:
Cash	$1	$1
Total assets	$1	$1

Commitments and contingencies
STOCKHOLDER'S EQUITY
Common stock, $0.001 par value, 1,000 shares authorized, issued and outstanding	$1	$1
Total stockholder's equity	$1	$1

ENFUSION, INC.

Notes to Condensed Consolidated Interim Balance Sheets

Note 1         Organization and Background

Enfusion, Inc. (the “Company”) was incorporated in Delaware on June 11, 2021 for the purpose of facilitating an initial public offering of its Class A common stock and other related transactions in order to carry on the business of Enfusion Ltd. LLC, a Delaware limited liability, and its wholly owned subsidiaries (collectively, the “LLC”).

As described in Note 4, Subsequent Events, on October 25, 2021, the Company completed its initial public offering (the “IPO”). In connection with the IPO, the Company became a holding company and its principal asset is an indirectly held controlling equity interest in the LLC. Following the IPO, through the Company’s control over the managing member of the LLC, the Company operates and controls all of the business and affairs of the LLC, and through the LLC and its subsidiaries, conducts the Company’s business.

Basis of Presentation

The balance sheet has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Statements of income, stockholders’ equity and cash flows have not been presented because the Company has not engaged in any business or other activities except in connection with its formation.

Note 2         Summary of Significant Accounting Policies

Cash

Cash includes cash on hand and is carried at fair value, which approximates carrying value.

Income Taxes

The Company is treated as a subchapter C corporation, and therefore, are subject to both federal and state income taxes. The LLC continues to be recognized as a limited liability company, a pass-through entity for income tax purposes.

Note 3         Stockholder’s Equity

On June 11, 2021, the Company was authorized to issue 1,000 shares of common stock, $0.001 par value. On June 11, 2021, the Company issued 1,000 shares for $1.00, all of which were cancelled as part of the Reorganization Transactions.

In connection with the Company’s IPO in October 2021, the Company’s Board of Directors approved an amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Class A common stock, 150,000,000 shares of Class B common stock and 100,000,000 shares of preferred stock, each having a par value of $0.001 per share.

Holders of Class A common stock are entitled to one vote per share held of record on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

Holders of Class B common stock are entitled to one vote per share held of record on all matters presented to stockholders generally. Holders of Class B common stock do not have any right to receive dividends.

Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors, and subject to the rights of the holders of one or more outstanding series of preferred stock having liquidation preferences, the holders of shares of Class A common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution or winding up of Enfusion, Inc.

Under the terms of the amended and restated certificate of incorporation, the Company’s board of directors will have the authority, without further action by the Company’s stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

Note 4         Subsequent Events

On October 25, 2021, the Company completed its IPO of 21,562,500 shares of its Class A common stock, $0.001 par value per share, at an offering price of $17.00 per share. The Company received net proceeds from the IPO of approximately $267.7 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which (i) $179.8 million was used to acquire 11,312,499 newly-issued Common Units from the LLC, which the LLC in turn used (a) to repay outstanding indebtedness under its credit facility, totaling approximately $98.8 million in aggregate principal amount, and resulting in a loss from early extinguishment of debt of $1.2 million, (b) to satisfy approximately $16.0 million of tax withholding obligations for federal payroll taxes arising with respect to obligations to issue Class A common stock to former holders of Award Units under the LLC’s former Change in Control Bonus plan, and (c) the remaining for general corporate purposes, and (ii) approximately $87.8 million to purchase 5,526,608 Common Units from the Company’s Pre-IPO Common Unitholders.

The Company is now a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “ENFN”. Prior to the completion of the IPO, the LLC and certain of its subsidiaries consummated an internal reorganization.

In connection with the Company’s IPO, the Company completed a series of organizational transactions (the “Reorganization Transactions”). The Reorganization Transactions included:

●	The Amended and Restated Operating Agreement of Enfusion Ltd. LLC (the “LLC Operating Agreement”) was amended and restated to, among other things, modify its capital structure by reclassifying each of the outstanding units into a new class of LLC interests (or “Common Units”);
●	Pursuant to the adoption of the LLC Operating Agreement, Enfusion US-1, Inc., a newly-formed wholly owned subsidiary of Enfusion, Inc., was appointed the sole managing member of Enfusion Ltd. LLC;
●	The certificate of incorporation of Enfusion, Inc. was amended and restated to, among other things, provide for 1,000,000,000 authorized shares of Class A common stock and 150,000,000 authorized shares of Class B common stock;
●	The issuance of 21,562,500 shares of the Company’s Class A common stock, including the exercise in full of the underwriters’ option to purchase up to an additional 2,812,500 shares of Class A common stock, to the purchasers in the IPO in exchange for net proceeds, after taking into account the underwriting discount and commissions payable by the Company, of approximately $267.7 million;
●	The issuance of 52,997,579 shares of the Company’s Class B common stock to the Pre-IPO Common Unitholders, which is equal to the number of Common Units held directly or indirectly by such Pre-IPO Common Unitholders immediately following the Reorganization Transactions, for nominal consideration;
●	Pursuant to the LLC Operating Agreement, the Pre-IPO Common Unitholders were entitled to exchange Common Units for shares of Class A common stock on a one-for-one basis or, at the Company’s election, for cash, from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock in such public offering or private sale). The Pre-IPO Common Unitholders were also required to deliver to us an equivalent number of shares of Class B common stock to effectuate such an exchange. 5,526,608 shares of Class B common stock were delivered and canceled;
●	The acquisition of 48,744,182 shares of the Company’s Class A common stock and an equal number of Common Units by Pre-IPO Shareholders through certain restructuring transactions in exchange for their ownership interests in the Blocker Companies and Enfusion Inc.;

●	The creation of the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”), under which the Company has reserved 26,400,000 shares of Class A common stock for future issuance, which includes:
o	approximately 16,655,704 shares of Class A common stock that will be issued to current service providers under the 2021 Plan between the first and second anniversaries of the effectiveness of the registration statement for the IPO to (i) former participants in the Change in Control Bonus Plan, which terminated in connection with the IPO and (ii) a non-executive employee in exchange for termination of an agreement pursuant to which such employee was previously entitled to receive a percentage of the Company’s annual net profit and a cash payment upon the earlier of the employee’s termination of employment or a liquidity event; and
o	approximately 2,816,951 restricted stock units, which settle in shares of Class A common stock, that were issued to certain employees under the Company’s 2021 Plan;
●	Further, the Company will issue approximately 2,666,303 shares of Class A common stock to former service providers between the first and second anniversaries of the effectiveness of the registration statement for the IPO.
●	The creation of the Company’s 2021 Employee Stock Purchase Plan, under which the Company has reserved 150,000 shares of Class A common stock for future issuance, as well as any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance; and
●	Entering into a Tax Receivable Agreement with certain of the Company’s pre-IPO owners that provides for the payment by Enfusion, Inc. to such pre-IPO owners of 85% of the benefits, if any, that Enfusion, Inc. actually realizes, or is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis acquired in the IPO, (ii) increases in existing tax basis and adjustments to the basis of the intangible and intangible assets of Enfusion Ltd. LLC as a result of sales or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units after the IPO, (iii) Enfusion, Inc.’s utilization of certain tax attributes of the Blocker Companies, and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Enfusion, Inc. will retain the benefit of the remaining 15% of the tax savings. The amount of existing tax basis acquired in the IPO was approximately $110.7 million. If all of the Pre-IPO Common Unitholders were to exchange or sell to us all of their Common Units, we would recognize a deferred tax asset of approximately $408.9 million and a liability under the Tax Receivable Agreement of approximately $347.6 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $17 per share, which was the public offering price per share of Class A common stock in the IPO, (iii) a constant corporate tax rate of 32.0%; (iv) that we will have sufficient taxable income to fully utilize the tax benefits; and (v) no material changes in tax law..

With the Reorganization Transactions and IPO executed, Enfusion, Inc. now manages and operates the business and controls the strategic decisions and day-to-day operations of Enfusion Ltd. LLC and also has a substantial financial interest in Enfusion Ltd. LLC. As such, Enfusion, Inc. will consolidate the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income will be allocated to noncontrolling interests to reflect the entitlement of the Pre-IPO Common Unitholders to a portion of Enfusion Ltd. LLC’s net income.

ENFUSION LTD. LLC

Condensed Consolidated Interim Balance Sheets

(dollars in thousands)

	As of
	September 30, 2021	As of
	(Unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash	$8,432	$13,938
Accounts receivable, net of allowance for doubtful accounts	18,999	12,180
Prepaid expenses and other current assets	8,077	2,793
Total current assets	35,508	28,911
Property and equipment, net	12,498	8,784
Other assets	1,625	1,404
Total assets	$49,631	$39,099

LIABILITIES, PREFERRED UNITS AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,309	$484
Accrued expenses and other current liabilities	8,968	7,666
Current portion of long-term debt	5,000	2,500
Total current liabilities	16,277	10,650
Long-term debt, net of discount and issuance costs	92,535	96,063
Other liabilities	588	430
Total liabilities	109,400	107,143
Commitments and contingencies (Note 7)
Preferred Units:
Class C-1 Units, no par value, 28.777 Units issued and outstanding as of September 30, 2021 and December 31, 2020.	8,901	6,434
Class C-2 Units, no par value, 12.219 Units issued and outstanding as of September 30, 2021 and December 31, 2020.	45,900	44,863
Class D Units, no par value, 12.778 Units issued and outstanding as of September 30, 2021 and December 31, 2020.	115,065	114,218
Total Preferred Units	169,866	165,515
Members’ equity (deficit):
Class A Units, no par value, 47.968 Units issued and outstanding as of September 30, 2021 and December 31, 2020.	(229,329)	(233,347)
Accumulated other comprehensive loss	(306)	(212)
Total Members’ equity (deficit)	(229,635)	(233,559)
Total liabilities, Preferred Units and Members’ equity (deficit)	$49,631	$39,099

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION LTD. LLC

Condensed Consolidated Interim Statements of Operations

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Platform subscriptions	$27,136	$18,282	$74,323	$52,753
Managed services	1,890	1,170	5,184	3,075
Other	19	333	340	1,077
Total net revenues	29,045	19,785	79,847	56,905

COST OF REVENUES:
Platform subscriptions	6,842	4,792	18,262	12,743
Managed services	1,029	428	2,847	1,877
Other	224	173	572	580
Total cost of revenues	8,095	5,393	21,681	15,200
Gross profit	20,950	14,392	58,166	41,705

OPERATING EXPENSES:
General and administrative	8,546	4,509	22,385	12,574
Sales and marketing	4,901	2,068	12,323	6,615
Technology and development	2,600	1,642	6,844	4,521
Total operating expenses	16,047	8,219	41,552	23,710
Income from operations	4,903	6,173	16,614	17,995

NON-OPERATING INCOME (EXPENSE):
Interest expense	(1,485)	(365)	(4,287)	(1,092)
Other income, net	29	—	29	1
Total non-operating income (expense)	(1,456)	(365)	(4,258)	(1,091)

Income before income taxes	3,447	5,808	12,356	16,904
Income taxes	154	228	704	656
Net income	$3,293	$5,580	$11,652	$16,248

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION LTD. LLC

Condensed Consolidated Interim Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$3,293	$5,580	$11,652	$16,248
Other comprehensive loss, net of income tax:
Foreign currency translation loss	(17)	(29)	(94)	(228)

Comprehensive income	$3,276	$5,551	$11,558	$16,020

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION LTD. LLC

Condensed Consolidated Interim Statements of Preferred Units and Members’ Equity (Deficit)

(dollars in thousands)

(Unaudited)

					Accumulated
			Members’ Equity		Other
	Preferred Units		(Deficit)		Comprehensive	Total Members’
	Units	Amount	Units	Amount	Loss	Equity (Deficit)
June 30, 2021	53.774	$168,369	47.968	$(230,594)	$(289)	$(230,883)
Net Income	—	1,740	—	1,553	—	1,553
Other Comprehensive Loss	—	—	—	—	(17)	(17)
Distributions	—	(243)	—	(288)	—	(288)
September 30, 2021	53.774	$169,866	47.968	$(229,329)	$(306)	$(229,635)

June 30, 2020	45.810	$108,669	54.496	$(113,342)	$(295)	$(113,637)
Net Income	—	2,549	—	3,031	—	3,031
Other Comprehensive Loss	—	—	—	—	(29)	(29)
Distributions	—	(951)	—	(1,010)	—	(1,010)
September 30, 2020	45.810	$110,267	54.496	$(111,321)	$(324)	$(111,645)

					Accumulated
			Members’ Equity		Other
	Preferred Units		(Deficit)		Comprehensive	Total Members’
	Units	Amount	Units	Amount	Loss	Equity (Deficit)
January 1, 2021	53.774	$165,515	47.968	$(233,347)	$(212)	$(233,559)
Net Income	—	6,158	—	5,494	—	5,494
Other Comprehensive Loss	—	—	—	—	(94)	(94)
Distributions	—	(1,807)	—	(1,476)	—	(1,476)
September 30, 2021	53.774	$169,866	47.968	$(229,329)	$(306)	$(229,635)

January 1, 2020	45.810	$105,073	54.496	$(117,783)	$(96)	$(117,879)
Net Income	—	7,419	—	8,829	—	8,829
Other Comprehensive Loss	—	—	—	—	(228)	(228)
Distributions	—	(2,225)	—	(2,367)	—	(2,367)
September 30, 2020	45.810	$110,267	54.496	$(111,321)	$(324)	$(111,645)

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION LTD. LLC

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$11,652	$16,248
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	2,659	1,621
Provision for bad debts	278	195
Amortization of debt-related costs	222	38
Change in operating assets and liabilities:
Accounts receivable	(7,097)	(3,263)
Prepaid expenses and other assets	(5,505)	(722)
Accounts payable	1,825	(269)
Accrued expenses and other liabilities	1,460	(1,270)
Net cash provided by operating activities	5,494	12,578
Cash flows from investing activities:
Purchases of property and equipment	(6,373)	(3,598)
Net cash used in investing activities	(6,373)	(3,598)
Proceeds from draw on revolving debt facility	—	1,800
Repayment of draw on revolving debt facility	—	(1,800)
Repayment of term loan	(1,250)	(300)
Payment of Member distributions	(3,283)	(4,592)
Net cash used in financing activities	(4,533)	(4,892)
Effect of exchange rate changes on cash	(94)	(157)
Net increase (decrease) in cash	(5,506)	3,931
Cash, beginning of period	13,938	5,898
Cash, end of period	$8,432	$9,829
Supplemental disclosure of cash flow information:
Interest paid	$3,806	$1,046

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION LTD. LLC

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1   Organization and Description of Business

Enfusion Ltd. LLC. (“Enfusion” or the “Company”) is a leading provider of cloud-based order and execution management, portfolio management and risk systems. Enfusion’s clients include large global hedge fund managers, institutional asset managers, family offices and other institutional investors. Enfusion provides its clients with innovative real-time performance, risk calculations, and accounting capabilities for some of the most sophisticated financial products. The Company is headquartered in Chicago, Illinois and has offices in Chicago, New York, London, Dublin, Hong Kong, Singapore, São Paulo, and Mumbai. The Company was organized as a Delaware limited liability company on August 23, 1995.

Enfusion, Inc. was incorporated in Delaware on June 11, 2021 for the purpose of facilitating an initial public offering and other related transactions in order to carry on Enfusion’s business. On October 25, 2021, Enfusion, Inc. completed an initial public offering of 21,562,500 shares of its Class A common stock at a public offering price of $17.00 per share (the “IPO”), receiving approximately $267.7 million in net proceeds, after deducting the underwriting discount and estimated offering expenses, which were used to purchase 5,526,608 newly-issued LLC interests from Enfusion Ltd. LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discount and estimated offering expenses.

Pursuant to a reorganization into a holding company structure, Enfusion, Inc. is a holding company and its principal asset is an ownership interest in Enfusion Ltd. LLC. Through its control over the sole managing member of Enfusion Ltd. LLC following the IPO, Enfusion Inc. operates and controls all of the business and affairs of Enfusion Ltd. LLC, and through Enfusion Ltd. LLC, conducts its business.

Note 2   Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The condensed consolidated interim financial statements include the operations of Enfusion and its wholly owned subsidiaries, Enfusion Systems UK Ltd., Enfusion HK Ltd., Enfusion Software Limited, Enfusion Softech India Private Limited, Enfusion (Singapore) Pte. Limited, Enfusion do Brasil Tecnologia da Informacao Ltda. and Enfusion (Shanghai) Co., Ltd.

All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited December 31, 2020 consolidated financial statements contained in the Company's final prospectus for its IPO dated as of October 20, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 22, 2021, or the Prospectus.

Use of Estimates

The preparation of consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated interim financial statements have been included for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal and recurring nature.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. While the Company operates in multiple countries, the Company’s business operates as one operating segment because most of the Company’s service offerings are delivered and supported on a global basis, the Company’s service offerings are deployed in a nearly identical way, and the Company’s CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

COVID-19

A novel strain of coronavirus first reported in December 2019, now known as “COVID-19”, has extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. The Company is closely monitoring pandemic-related developments and has taken, and continues to take, numerous steps to address them. The Company has required nearly all its employees to work remotely on a temporary basis and has implemented global travel restrictions for employees. The Company believes the transition to remote working has been successful and has not significantly affected financial results for the nine months ended September 30, 2021 or 2020. As the situation surrounding the COVID-19 pandemic remains fluid, the Company is actively managing its response. The extent of the effect on the Company’s future operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict.

Note 3   Summary of Significant Accounting Policies

The significant accounting policies of the Company and its subsidiaries are summarized below.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including identifiable intangibles, in accordance with the accounting standard for impairment or disposal of long-lived assets, which requires recognition of impairment of long-lived assets in the event that circumstances indicate impairment may have occurred and when the net carrying value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets occurred during the three or nine months ended September 30, 2021 or 2020.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. Accounting standards establish a hierarchal framework, which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on the best information available. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3

Inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

At September 30, 2021 and December 31, 2020, the fair value of the Company’s debt is Level 2. The fair value does not materially differ from the carrying value. The carrying amount of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature.

Revenue

Disaggregation of revenue

The Company’s total net revenues by geographic region, based on the client’s physical location is presented in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Geographic Region	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Americas*	$18,821	64.8%	$13,414	67.8%	$52,220	65.4%	$38,742	68.1%
Europe, Middle East and Africa (EMEA)	3,631	12.5%	2,183	11.0%	9,607	12.0%	6,354	11.1%
Asia Pacific (APAC)	6,593	22.7%	4,188	21.2%	18,020	22.6%	11,809	20.8%
Total net revenues	$29,045	100.0%	$19,785	100.0%	$79,847	100.0%	$56,905	100.0%

*The Company’s total net revenues in the United States were $18.4 million and $13.3 million for the three months ended September 30, 2021 and 2020, respectively and were $51.0 million and $38.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in Members’ equity (deficit) as a reduction of equity generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statement of operations. The Company had $4.4 million of deferred offering costs recorded within Prepaid expenses and other current assets as of September 30, 2021.

Income Taxes

The Company has elected, under the Internal Revenue Code, to be taxed as a limited liability company. In lieu of corporate income taxes, each Member is taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal or state income taxes has been included in the condensed consolidated interim financial statements.

Concentration of Risk

Deposits with Financial Institutions

The Company has concentrated its credit risk for cash by maintaining deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

Accounts Receivable

As of September 30, 2021, and December 31, 2020, no individual client represented more than 10% of accounts receivable. For the three and nine months ended September 30, 2021 and 2020, no individual client represented more than 10% of the Company’s total net revenues. As of September 30, 2021, and December 31, 2020, the allowance for doubtful accounts was $0.8 million and $0.7 million, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new Leases (Topic 842) standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for private companies and emerging growth companies in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues is effective for annual reporting periods beginning after December 15, 2022, for private entities and emerging growth companies. The Company is evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for private entities and emerging growth companies in fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard to the consolidated financial statements. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for private entities and emerging growth companies in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its consolidated financial statements.

Note 4   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment and software	$13,094	$8,533
Software development costs	4,355	2,948
Leasehold improvements	1,942	1,406
Furniture and fixtures	540	671
Total property and equipment, cost	19,931	13,558
Less accumulated depreciation and amortization	(7,433)	(4,774)
Total property and equipment, net	$12,498	$8,784

As of September 30, 2021, and December 31, 2020, property and equipment, net located in the United States was $10.2 million and $7.5 million, respectively. The remainder was located in the Company's various international locations. Included in property and equipment are the capitalized costs of software developed and maintained for internal use. Software development costs capitalized during the three months ended September 30, 2021 and 2020 were $0.4 million and $0.3 million, respectively. Software development costs capitalized during the nine months ended September 30, 2021 and 2020 were $1.4 million and $0.9 million, respectively.

Depreciation and amortization expense related to property and equipment, excluding software development costs, was $0.7 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment, excluding software development costs, was $1.8 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to software development costs was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to software development costs was $0.9 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$6,172	$5,261
Accrued expenses	1,589	1,478
Accrued taxes	1,036	414
Accrued interest	171	218
Current portion of deferred rent	—	29
Other current liabilities	—	266
Total accrued expenses and other current liabilities	$8,968	$7,666

Note 6   Debt

The following table details the components of the Company’s debt obligations (in thousands):

	September 30, 2021	December 31, 2020
Term loan	$98,750	$100,000
Less unamortized discount and issuance costs	(1,215)	(1,437)
Term loan, net	97,535	98,563
Less current portion	(5,000)	(2,500)
Long-term debt, net of unamortized discount and issuance costs	$92,535	$96,063

Term Loan and Revolving Debt

Initial Credit Agreement

On August 2, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) which provided for a $30 million term loan (the “Term Loan”), of which the full principal was advanced, and a $2 million revolving debt facility (the “Revolving Debt”), of which up to $2 million could be used for the issuance of letters of credit (the “LC sub-limit”). Proceeds of the Term Loan were primarily used to pay Member Distributions of $24 million. The Term Loan required quarterly principal payments of $75 thousand commencing on March 31, 2020 through the maturity date on August 2, 2024, at which time any unpaid principal and accrued interest amounts would have been due. Interest was payable monthly based on London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Interest was not compounded.

Lender fees and issuance costs of $363 thousand related to the Term Loan were capitalized during 2019 and were being amortized over the five-year term of the Credit Agreement at an effective rate of interest. Issue costs related to the Revolving Debt were capitalized and were being amortized over the five-year term of the Credit Agreement on a straight-line basis. The Revolving Debt includes an unused commitment fee of 0.50% of the outstanding commitments.

This facility is secured by substantially all of the Company’s assets and requires the Company to meet certain financial and non-financial covenants. The Term Loan is reported net of unamortized discount and issuance costs in the condensed consolidated balance sheets. In August of 2019, the Company issued a letter of credit as security for one of the Company’s operating leases.

Unamortized issuance costs related to the Revolving Debt are included in Other assets in the condensed consolidated balance sheets. The aforementioned financial covenants include maintaining a minimum fixed charge coverage ratio and maximum senior leverage ratio. The Company was in compliance with all covenants as of September 30, 2021 and December 31, 2020, respectively.

On April 13, 2020, the Company drew the remaining $1.8 million of the unused Revolving Debt commitment amount to expand its liquidity amid the uncertainty of the Coronavirus pandemic. The Revolving Debt requires monthly interest payments at a base rate of 3.5% plus an incremental variable interest rate of the Company’s choice of the one-, three- or six- month LIBOR. Interest is not compounded. As of May 27, 2020, the minimum base rate of 3.5% was in effect and the Company elected to use the six-month LIBOR rate of 1.238%, resulting in an effective rate of 4.738% at May 27, 2020. The Company repaid the $1.8 million of Revolving Debt principal and accrued interest of $21 thousand on September 24, 2020.

First Amendment to Credit Agreement

On August 9, 2020, the Company entered into an amendment to the Credit Agreement (the “First Amended Credit Agreement”) which provided for an increase in the commitment amount of the Revolving Debt from $2 million to $5 million. No other terms were changed from the original agreement. The Company accounted for the First Amendment as a modification of the Revolving Debt. Accordingly, issue costs related to the First Amendment were charged to interest expense.

Second Amendment to Credit Agreement

On December 17, 2020, the Company entered into a second amended and restated Credit Agreement (the “Second Amended Agreement”) with SVB as lead arranger in a syndicated credit agreement (the “SVB Syndicate”, or “the lender”), which: (i) increased the outstanding Term Loan principal balance to $100 million, of which $30 million of the principal was previously advanced; (ii) joined City National Bank, Cadence Bank and Trust Bank (the “joiners to the syndicate”) as additional lenders. The Term Loan and Revolving Debt commitment amounts of the Second Amended Agreement are indicated in the table below. The Second Amended Agreement also provided for the appointment of SVB as the administrator for the syndicate; and extended the maturity date of the agreement to December 17, 2025. Proceeds from the Term Loan were primarily used to pay Member Distributions of $71.1 million.

The Company accounted for the change in the portion of the Term Loan principal balance funded by SVB and the change in SVB’s commitment to fund draws of the Revolving Debt as a modification of both the Term Loan and the Revolving Debt. Accordingly, Term Loan related costs of $467 thousand were capitalized, whereas issuance costs paid to third parties were charged to interest expense. Previously unamortized debt issuance costs continued to be amortized over the term of the new agreement.

The Company accounted for the Term Loan principal balance funded by the joiners to the syndicate and the amounts of their respective commitments to fund draws of the Revolving Debt as a new issuance. Accordingly, lender fees and issuance costs, including costs paid to the joiners of the syndicate and costs paid to third parties of $674 thousand related to the Term Loan amounts funded by the joiners to the syndicate were capitalized and are being amortized over the five-year term of the Second Amended Agreement at an effective rate of interest. Issuance costs related to the Revolving Debt were capitalized and are being amortized over the five-year term of the Second Amendment on a straight-line basis.

Commencing on September 30, 2021, the Company is required to make quarterly principal repayments of $1.25 million. The Company repaid the first of the required payments of $1.25 million of Revolving Debt principal on September 30, 2021.

The Term Loan requires monthly interest payments at a base rate of 4.25% plus an incremental variable interest rate of the Company’s choice of the one-, three- or six-month LIBOR, subject to a 1% minimum. Interest is not compounded. As the one-month LIBOR rate selected by the Company for the variable interest rate re-set prior to September 30, 2021 was below the 1% minimum, the resulting Term Loan interest rate at September 30, 2021 was 5.25%. As discussed above, the Company is required to make quarterly principal repayments of $1.25 million commencing on September 30, 2021, increasing up to $2.5 million starting in March 31, 2024. The Company is also subject to contingent principal payments based on excess cash flow (as defined in the Second Amended Agreement) commencing with and including the fiscal year ending December 31, 2021. Any unpaid principal and accrued interest will be due on December 17, 2025. Required future minimum principal payments as of September 30, 2021 are as follows (in thousands):

As of September 30,	Amount
2021	$1,250
2022	5,000
2023	5,000
2024	10,000
2025	77,500
Total	$98,750

The Company did not have any borrowings of the Revolving Debt outstanding as of September 30, 2021 or December 31, 2020. As of September 30, 2021, and December 31, 2020, the available unused commitment of the Revolving Debt was $4.8 million. As of September 30, 2021, and December 31, 2020, the Company was contingently obligated for a letter of credit in the amount of $200 thousand which bears interest at an annual rate of 2%.

Note 7   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated based on historical claim activity and loss development factors. There can be no assurance there will not be an increase in the scope of these matters or that any future or pending lawsuits, claims, proceedings, or investigations will not be material.

Prior to the IPO, the Company had an agreement with an employee whereby the employee was entitled to receive a percentage of the Company's net profits each year, calculated based on Units held by the employee as a percent of the total number of outstanding Units of the Company (the "Applicable Percentage"). The calculation for 2021 and 2020 equaled 2.0%of net profits. The Company had accrued $332 thousand and $128 thousand at September 30, 2021 and December 31, 2020, respectively, recorded in Accrued expenses and other current liabilities in the Company's condensed consolidated interim balance sheets. The Company had an additional agreement with this employee under which the employee was entitled to receive a cash payment of the Applicable Percentage of (i) in the case of termination, the value of the Company based on the then-most recent valuation ascribed to the Company in an equity financing transaction or (ii) in the case of a sale of the Company, the consideration paid in such transaction. Amounts are paid subsequent to the respective fiscal year-end. At September 30, 2021 and December 31, 2020, the Company did not record a liability as the amounts were not probable or estimable. In connection with the Reorganization Transactions (as defined in Note 4 to the Balance Sheets included elsewhere in this report), the Company and the employee terminated these agreements.

Note 8   Preferred Units and Members’ Equity (Deficit)

The Company has 101.742 Units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. The number of Units outstanding by Unit class, the percentage of the Company collectively owned by each Unit class, and the carrying values of these Units in the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 are summarized in the following table (in thousands except unit amounts):

	September 30, 2021			December 31, 2020
		Ownership	Carrying		Ownership	Carrying
Unit Class	Units	Percentage	Value	Units	Percentage	Value
Preferred Units:
Class C-1 Units	28.777	28.28%	$8,901	28.777	28.28%	$6,434
Class C-2 Units	12.219	12.01%	45,900	12.219	12.01%	44,863
Class D Units	12.778	12.56%	115,065	12.778	12.56%	114,218
Total Preferred Units	53.774	52.85%	169,866	53.774	52.85%	165,515
Members’ equity (deficit):
Class A Units	47.968	47.15%	(229,329)	47.968	47.15%	(233,347)
Total Preferred Units and Members’ equity (deficit)	101.742	100.00%	$(59,463)	101.742	100.00%	$(67,832)

The Members did not engage in any private equity transactions and, as such, no transactions were recorded in the three or nine months ended September 30, 2021 or 2020.

The rights of the unitholders as provided for in the Company’s Operating Agreements, prior to the execution of the LLC Operating Agreements, are summarized below. The rights of the Preferred Unit classes are equal to those of the Class A Unitholders, with the exception of the Optional Redemption, and Liquidation Preference provisions that are only rights of certain Preferred Unit classes.

Voting and Transfer Rights

The Company’s Board of Managers is responsible for the management of the Company. A majority vote of the Board of Managers is required for matters subject to voting. The Operating Agreement provides for the appointment of Managers in proportion to the Units held by each Member group regardless of Unit class. Subject to certain restrictions, Members may transfer all or any portion of their Units with the consent of a majority of the Members.

Optional Redemption Provision

The “Optional Redemption” provision obligates the Company to redeem outstanding Class C-1 and Class C-2 Units (collectively, the “Class C Units”), upon receiving notice of the holders of such Class C Units of their intent to exercise this right at any time after December 23, 2026 (the tenth anniversary of the issuance of the Class C-1 Units on December 23, 2016), at a Redemption Price to be determined as the original purchase price of the redeemed Units less the aggregate amount of distributions in excess of any tax distributions. In addition, the Optional Redemption provision also obligates the Company to redeem Class D Units in the event the Class C Unit holders notify the Company of their intent to exercise their right under this provision.

Liquidation Preference Provision

In the event of a “Deemed Liquidation,” as defined by the Operating Agreement, the Liquidation Preference provides for the holders of preferred Unit classes to receive a minimum liquidation payment amount from the Company equal to the purchase price of Units held, less cumulative Members distributions.

Distributions to Members

The Members have rights to receive distributions including tax distribution, liquidation distributions and distributions of profits and losses in proportion to their respective ownership percentages, with the exception of the preferential payment of profits to preferred Units outstanding in a fiscal year when cumulative losses exist from prior fiscal years in which those preferred Units were also outstanding.

Conversion to Corporation Provision

In the event the Company converts its legal entity form from a limited liability company to a corporation in connection with an Initial Public Offering, the “Conversion to Corporation” provision of the Operating Agreement provides for all Unit classes to be converted into a single class of common stock.

Note 9   Management Incentive Plans

The Company has a Change in Control Bonus Plan (the “Plan”) for certain members of the Company’s management (“Plan Participants”) that provides for the payment of a cash bonus based on a specified number of Management Incentive Award Units (“Award Units”) in the event of a change in control (“CiC”) transaction (i.e., a liquidity event), as defined by the Company’s Operating Agreement. The bonus amount paid to each Plan Participant is determined based on the number of Award Units granted relative to the total number of Award Units issued and outstanding. The amount paid to Plan Participants upon a CiC transaction is determined based upon the consideration paid to Members as part of the CiC transaction. The price paid for the Award Units is the excess of the per Unit value of the Company based on the consideration received upon a liquidity event over the base amount per Award Unit agreed with the Plan Participants on the grant date.

Each award under the Plan generally terminates and expires on the earliest of: (i) the date the participant separates from service during the five-year period beginning on the award’s grant date (or such other vesting period or periods designated in an award agreement, which may be shorter than five years) for any reason other than for “cause”; or (ii) upon a liquidity event which does not meet or exceed the award’s specified base amount, or the vesting conditions. In addition, each award terminates and expires upon the participant’s termination for cause, breach of a restrictive covenant obligations, or termination following a liquidity event for any reason prior to the date that the holders of Enfusion Ltd. LLC economic units receive all transaction proceeds.

At September 30, 2021 and December 31, 2020, respectively, the Company did not record a liability for payments under the Plan as the timing of any future CiC transaction or amount of Award Units to be paid to Plan Participants was not probable or estimable.

In October 2021, the Company's board of managers elected to terminate the Change in Control Bonus Plan (and all Award Units issued thereunder) upon effectiveness of the registration statement for the IPO. The value of all Award Units vested at effectiveness of the registration statement for the IPO and Award Units that would have vested within one year thereafter will be paid to participants in the form of vested shares of Class A common stock between the first and second anniversaries of such date of effectiveness. Based upon the initial public offering price of $17.00 per share, Enfusion, Inc. will issue approximately 15,535,715 shares of Class A common stock to former holders of vested Award Units and 1,749,227 shares of Class A common stock to former holders of Award Units that would have vested within one year after effectiveness of the registration statement to which the Prospectus is a part, in satisfaction of the obligations described above.

Note 10  Related Party Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. Since transactions with related parties may raise potential or actual conflicts of interest between the related party and the Company, the Company has implemented a related party transaction policy that requires related party transactions to be reviewed and approved by its Audit Committee.

The Company has evaluated its relationships with related parties and determined it did not engage in any material transactions with related parties during the period covered by these condensed consolidated interim financial statements.

Note 11  Subsequent Events

On October 25, 2021, Enfusion, Inc. completed its IPO of 21,562,500 shares of Class A common stock at a public offering price of $17.00 per share and received approximately $267.7 million in net proceeds, after deducting the underwriting discount and estimated offering expenses. Enfusion Inc. used the net proceeds to purchase 11,312,499 newly-issued Common Unit interests from Enfusion Ltd. LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discount and estimated offering expenses. Immediately following the completion of the IPO and related Reorganization Transactions (as defined in Note 4 to the Balance Sheets included elsewhere in this report), Enfusion Inc. held 64,066,841 Common Units of Enfusion Ltd. LLC representing an approximately 56.7% economic interest in Enfusion Ltd. LLC.

The Company used the net proceeds from the sale of the Common Units to Enfusion, Inc. (i) to repay outstanding indebtedness under the credit facility totaling approximately $98.8 million in aggregate principal amount, (ii) to satisfy approximately $16.0 million of tax withholding obligations for federal payroll taxes arising with respect to obligations to issue Class A common stock to former holders of Award Units under the former Change in Control Bonus Plan and to a non-executive employee in exchange for termination of an agreement pursuant to which the Company was obligated to pay a percentage of the annual net profit and a cash payment upon the earlier of the employee's termination of employment or a liquidity event, and (iii) approximately $65.0 million for general corporate purposes and to bear all of the expenses of the offering.

Prior to the IPO, on October 19, 2021, the Company entered into an amended and restated credit agreement. The amended and restated credit agreement continues to provide for the Term Loan in the aggregate principal amount of $100.0 million and the Revolving Debt in the amount of $5.0 million. The terms of the amended and restated credit agreement are unchanged from the credit agreement and joined Enfusion, Inc. as a co-borrower and provide transition and replacement rates for the LIBOR rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on From 10-Q, including our unaudited condensed consolidated interim financial statements and related notes and other financial information, and should be read in conjunction with our final prospectus for our initial public offering, or IPO, dated as of October 20, 2021 and filed with the Securities and Exchange Commission, or the SEC, on October 22, 2021 pursuant to Rule 424(b) under the Securities Act, or the Prospectus. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to the historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

Overview

Enfusion is a global, high-growth software-as-a-service provider focused on transforming the investment management industry. Our solution is designed to eliminate technology and information barriers, empowering investment managers to confidently make and execute better-informed investment decisions in real time. We simplify investment and operational workflows by unifying mission critical systems and coalescing data into a single dataset resulting in a single source of truth. This allows stakeholders throughout the entire client organization to interact more effectively with one another across the investment management lifecycle.

We believe, by means of our purposefully designed interconnected systems underpinned by one dataset, we are the only solution that allows clients to see and interact with all parts of the investment management lifecycle ranging from portfolio construction, trading, risk management, accounting and operations through to investor reporting seamlessly in real time, in one screen, in one solution. As a result, our solution enables clients to better align teams, optimizing their investment decision-making operations and technology footprint and lowering operating costs. By harnessing the efficiencies, agility and scale inherent to our cloud-native, multi-tenant software that is integrated with a suite of technology-powered services, we believe we have created the industry’s most compelling investment management solution, capable of shaping and addressing evolving demands of the global investment management landscape.

Our Business Model

By virtue of our flexible and open architecture solution, we offer clients the ability to either replace their investment management systems using the end-to-end Enfusion solution integrated with technology-powered services or supplement their legacy systems with select Enfusion systems such as portfolio management or accounting and over time, expand into using our full solution offering.

Additionally, our solution’s nimble single codebase architecture allows us to dedicate resources to our clients holistically, driving a superior client experience that is critical to our business model. When our clients subscribe to the Enfusion solution, we assign each client a dedicated service team that works with them from the moment of onboarding and throughout their contract lifetime. The continuity in the servicing team assigned to each client ensures that our clients are continuously interfacing with dedicated Enfusion employees that understand their needs, workflows and product use. It also fosters a partnership built on ongoing communication and feedback, which continuously informs the weekly upgrades and functional enhancements that we deliver to each of our clients. As we continue to scale and add clients, we benefit from an evolving solution that mirrors the needs and demands of our clients and the market, leading to a compelling competitive advantage and in turn increased client retention and revenues from expanded and new business.

Our total net revenues were approximately 99.9% and 98.3% recurring subscription-based during the three months ended September 30, 2021 and 2020 and approximately 99.6% and 98.1% during the nine months September 30, 2021 and 2020, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered service fees, all of which consider client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver, and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. In research and development, we are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers. We have also further institutionalized and increased spend in our sales and marketing efforts, both in the United States and internationally. In the fourth quarter of 2021, we plan to open offices in mainland China and Australia to build on our success in the APAC region and continue to expand our global reach. We continue to be disciplined and strategic about our investments and as a result have been consistently profitable while achieving significant growth.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker, or CODM, reviews and assesses the performance of our business.

Our total net revenues were $29.0 million and $19.8 million for the three months ended September 30, 2021 and 2020, respectively. Platform subscriptions and managed service revenues were $29.0 million for the three months ended September 30, 2021, or approximately 99.9% of total net revenues, up approximately 49.2% from $19.5 million for the three months ended September 30, 2020. We had net income of $3.3 million and $5.6 million in the three months ended September 30, 2021 and 2020, respectively.

Our total net revenues were $79.8 million and $56.9 million for the nine months ended September 30, 2021 and 2020, respectively. Platform subscriptions and managed service revenues were $79.5 million for the nine months ended September 30, 2021, or approximately 99.6% of total net revenues, up approximately 42.4% from $55.8 million for the nine months ended September 30, 2020. We had net income of $11.7 million and $16.2 million in the nine months ended September 30, 2021 and 2020, respectively.

Key Factors Affecting Our Operating Results

Breadth of Our Client Base

Our future revenue growth depends, in part, on our ability to expand our reach to new clients. There are significant opportunities to expand our client base across the various client segments we serve today. We believe we are the leading cloud-native, SaaS provider to the global emerging fund and hedge fund sector and expect that as the alternative investment sector grows, we will continue to extend our position. We expect that our efforts in signing new clients in this sector benefit from referrals from our existing clients, client stakeholders when they transit to other or launch new organizations, industry channel partners and strategic partners. In addition, we continue to extend this growth through increasing adoption by larger institutional asset management clients due to increasing acceptance of cloud technology and the robust capabilities of our solution that better meet their evolving needs and address their existing pain points. Taking advantage of the unique position that allows us to sell our products and services through shorter sales cycles and on faster client implementation timelines, we expect to continue to expand and invest our sales efforts to capitalize on opportunities in this client segment.

Expansion of Usage with Existing Clients

We believe there is a significant opportunity to further expand our relationships with existing clients as they continue to evolve and grow in size and expand into new markets and strategies or as we provide new functionality or release new systems or services. We also believe we have a significant opportunity to expand our relationship with existing clients that were not in a position to replace all of their systems at once when they first engaged with us. For those clients that elect to initially utilize some portion of our solution or only use our solution for a particular strategy or fund, we find that once they experience the advantages of our end-to-end solution, many seek opportunities to expand the breadth of their relationship with us to further help improve their investment management workflows and technology infrastructure. We expect our revenues from existing clients to continue to increase as they broaden their use of our solution and expand utilization into other investment groups within the firm.

Existing Client Retention and Renewals

The growth of our revenues base from expanding relationships with our existing clients is driven by our ability to retain these clients. Our client retention also strengthens the stability and predictability of our revenue model, facilitating better management of business. Our Net Dollar Retention Rate was 122.0% and 104.0% as of September 30, 2021 and 2020, respectively. We believe that our delivery of excellent ongoing innovation together with superior client experience is critical to our client retention and we expect to continue to invest in both areas.

Geographic Expansion

Our future growth depends, in part, on our ability to grow our client base through geographic expansion and build on the success internationally. For the three months ended September 30, 2021, we generated approximately 64.8% of our total net revenues in the Americas, and approximately 35.2% of our total net revenues outside of the Americas. For the nine months ended September 30, 2021, we generated approximately 65.4% of our total net revenues in the Americas and approximately 34.6% of our total net revenues outside of the Americas. We are globally situated in nine offices in Chicago, New York, São Paulo, London, Dublin, Hong Kong, Singapore, Mumbai and Bangalore. We continue to invest in expanding our presence and capitalize on opportunities in markets such as Latin America and Asia Pacific. We continue to make investments in our sales and marketing efforts in regions outside of the Americas to capture the sizeable revenue opportunity.

Leading in Ongoing Innovation & Pursuing Growth Investments

We continuously evaluate opportunities to advance our solution through increased breadth and depth of functionality to better enable our clients to achieve their investment goals and solve for a broader array of business, operational and technology challenges. Our ability to lead and compete with a differentiated solution is dependent upon our pace of innovation. We remain committed to investing in ongoing innovation which may require increased spend in technology and development.

Costs of Being a Public Company

As a newly public company, we will implement additional procedures and processes to address the standards and requirements applicable to public companies. Specifically, accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs will increase as we establish more comprehensive compliance and governance functions, establish internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements for the year ending December 31, 2021 onward will begin to reflect the impact of these expenses.

Impact of the COVID 19 Pandemic

While the COVID-19 pandemic has significantly affected the global economy, it has not significantly affected financial results for the three or nine months ended September 30, 2021. While COVID-19 had a temporary nominal impact on client dialogue, it altogether reinforced our value proposition and amplified the need for our clients to be able to operate systems remotely. In terms of demand, while general economic headwinds have adversely impacted budgets of clients, we believe actions and restrictions in response to COVID-19 have served to highlight the criticality of our products, which we expect to drive increased demand over time as evidenced by a record number of new clients through the end of September 30, 2021.

As the situation surrounding the COVID 19 pandemic remains fluid, we are actively managing our response. The extent of the effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict.

Effects of the Reorganization Transactions on our Corporate Structure

We were incorporated as Enfusion, Inc. on June 11, 2021 and formed for the purpose of the IPO. Following the completion of the Reorganization Transactions (as defined in Note 4 to our Balance Sheets included elsewhere in this report), we became a holding company and our sole material asset is an indirect ownership interest in Enfusion Ltd. LLC (the “LLC”). Through our ability to control the sole member of the LLC, we control all of the business and affairs of the LLC. All of our business is conducted through the LLC and its subsidiaries and the financial results of the LLC will be included in the consolidated interim financial statements of Enfusion, Inc.

The historical results of operations discussed in these sections are those of the LLC prior to the completion of the Reorganization Transactions, including the IPO, and do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Reorganization Transactions and the use of proceeds from the IPO.

The LLC has been treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. After the IPO, the LLC will continue to be treated as a pass-through entity for U.S. federal and state income tax purposes. As a result of our ownership of Common Units in the LLC, we are subject to U.S., federal, state and local income taxes with respect to our allocable share of any taxable income of the LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Common Unit exchanges and the resulting amounts we are likely to pay out to LLC Common Unit holders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. We intend to cause the LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

Components of Our Results of Operations

Revenues

Platform subscriptions

Platform subscriptions revenues consists primarily of user fees to provide our clients access to our cloud-based solution. Fees consider various components such as numbers of users, connectivity, trading volume, data usage and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return right. Platform subscription revenues are generally recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Most platform subscription contracts have a one-year term and are cancellable with 30 days’ notice. Installment payments are invoiced at the end of each calendar month during the subscription term. We have a limited number of contracts that are non-cancellable. We have determined the impact of these contracts is not material on our pattern of revenue recognition.

Managed services

Managed services revenues primarily consist of client-selected middle and back-office, technology-powered services. We recognize revenues monthly as the managed services are performed with invoicing occurring at the end of the month. Generally, invoices have a 30 day payment period in accordance with the associated contract. There is no financing available.

Other

Other revenues consist of non-subscription-based revenues, such as sponsor development of enhancements driven by a particular client but received by all clients and data conversion and services that integrate a client’s historical data into our solution. We recognize revenues monthly as these services are performed with invoicing occurring at the end of each month.

Cost of Revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of our software and services, including base salaries, bonuses, employee benefits and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead and certain direct data and hosting costs. Our cost of revenues has fixed and variable components and depends on the type of revenues earned in each period. We expect our cost of revenues to increase in absolute dollars as we continue to hire personnel to provide hosting services and technical support to our growing client base. As a result of the IPO, we anticipate additional cost of revenues as a result of the stock-based compensation expenses incurred in the fourth quarter of 2021 associated with the future issuance of Class A common stock to former participants in our Change in Control Bonus Plan. The amount of stock-based compensation expense we expect to recognize within cost of revenues is not material.

Operating Expenses

We expect to recognize an aggregate amount of approximately $268.5 million in stock-based compensation expense in the fourth quarter of 2021 in connection with the future issuance of shares of Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan and to a non-executive employee in exchange for the termination of the profit sharing agreement described above. In addition, we expect to recognize approximately $6.3 million, $25.1 million, and $10.9 million in the remainder of 2021, and in 2022 and 2023, respectively, in stock-based compensation expense related to restricted stock units granted in connection with the IPO. We present stock-based compensation expense within Cost of revenues, General and administrative, Sales and marketing and Technology and development based on the individual employees’ department.

General and administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting and administrative personnel, including salaries, benefits and bonuses fees for external legal, accounting, recruiting and other consulting services. We expect these expenses will increase as we continue to expand our client base and our geographic footprint and as we incur costs associated with being a publicly-traded company, including additional legal, audit and consulting fees. As a result of the IPO, we anticipate additional general and administrative expenses as a result of the stock-based compensation expenses associated with the future issuance of Class A common stock to former participants in our Change in Control Bonus Plan, as well as additional stock-based compensation expense going forward related to the restricted stock units granted in connection with the IPO, and other equity awards to be made to service providers under our equity plans.

Sales and marketing

Sales and marketing expenses consist primarily of personnel and related costs associated with our sales and marketing staff, including base salaries, employee benefits, bonuses, and commissions. We expect our sales and marketing expenses to continue to increase as we implement new marketing strategies and build our professional sales organization to support our client base growth and geographic expansion. We anticipate additional sales and marketing expenses as a result of the stock-based compensation expense associated with the future issuance of Class A common stock to former participants in our Change in Control Bonus Plan, as well as additional stock-based compensation expenses going forward related to the restricted stock units granted in connection with the IPO, and other equity awards to be made to service providers under our equity plans.

Technology and development

Technology and development expenses consist primarily of research and development activities, non-capitalizable costs of developing content and certain overhead allocations. These costs include employee-related costs, consulting services, expenses related to the product design, development, testing and enhancements of our subscription services. We expect that our technology and development expenses will increase in absolute dollars and may increase as a percentage of our revenues as we continue to enhance our platform functionality and develop new content and features. Additionally, our technology and development expense may fluctuate as a percentage of our total net revenues from period to period depending on the timing of development. We will have additional technology and development expenses as a result of the stock-based compensation expenses associated with the future issuance of 2,047,064 shares of Class A common stock to a non-executive employee in exchange for termination of an agreement pursuant to which such employee was previously entitled to receive a percentage of our annual net profit. We also anticipate additional technology and development expenses as a result of the stock-based compensation expenses associated with the future issuance of Class A common stock to former participants in our Change in Control Bonus Plan, as well as additional stock-based compensation expense going forward related to the restricted stock units granted in connection with the IPO, and other equity awards to be made to service providers under our equity plans.

Non-Operating Income (Expense)

Non-operating income (expense) consists of interest expense and other income (expense). Interest expense consists primarily of interest accrued or paid associated with our debt, including the amortization of debt issuance costs. We expect interest expense to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates. Other income (expense) consists primarily of foreign currency translation gains and losses.

Income Tax

Enfusion Ltd. LLC has historically been treated as a pass-through entity for U.S. federal tax purposes and most applicable state and local income tax purposes. Income tax provision represents the income tax expense or benefit associated with our foreign operations based on the tax laws of the jurisdictions in which we operate.

After consummation of the Reorganization Transactions, Enfusion, Inc. became subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of Enfusion, Ltd. LLC and will be taxed at the prevailing corporate tax rates. Enfusion, Inc. will be treated as a U.S. corporation for U.S. federal, state and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal income taxes.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated interim financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

	Unaudited		Unaudited
REVENUES:
Platform subscriptions	$27,136	18,282	74,323	52,753
Managed services	1,890	1,170	5,184	3,075
Other	19	333	340	1,077
Total net revenues	29,045	19,785	79,847	56,905

COST OF REVENUES:
Platform subscriptions	6,842	4,792	18,262	12,743
Managed services	1,029	428	2,847	1,877
Other	224	173	572	580
Total cost of revenues	8,095	5,393	21,681	15,200
Gross profit	20,950	14,392	58,166	41,705

OPERATING EXPENSES:
General and administrative	8,546	4,509	22,385	12,574
Sales and marketing	4,901	2,068	12,323	6,615
Technology and development	2,600	1,642	6,844	4,521
Total operating expenses	16,047	8,219	41,552	23,710
Income from operations	4,903	6,173	16,614	17,995

NON-OPERATING INCOME (EXPENSE):
Interest expense	(1,485)	(365)	(4,287)	(1,092)
Other income (expense)	29	—	29	1
Total non-operating income (expense)	(1,456)	(365)	(4,258)	(1,091)

Income before income taxes	3,447	5,808	12,356	16,904
Income taxes	154	228	704	656
Net income	$3,293	5,580	11,652	16,248

Three Months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Revenues:
Platform subscriptions	$27,136	18,282	8,854	48.4%
Managed services	1,890	1,170	720	61.5%
Other	19	333	(314)	(94.2)%
Total net revenues	$29,045	19,785	9,260	46.8%

Platform subscriptions

The increase in platform subscription revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by the increase in revenues from new clients of $4.6 million as a result of our client count increasing from 514 to 657 from September 30, 2020 to September 30, 2021 and increased revenues generated from existing clients of $4.3 million, which includes the full-period impact of prior period sales, sales of new services to existing clients and contractual growth.

Managed services

The increase in managed services revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by increased adoption of our technology-powered services by our existing and expanding client base.

Other

The decrease in other revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by a decrease of non-recurring service fees.

Cost of Revenues, Gross Profit (Loss) and Gross Profit Margin

	Three Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Cost of revenues:
Platform subscriptions	$6,842	4,792	$2,050	42.8%
Managed services	1,029	428	601	140.4%
Other	224	173	51	29.5%
Total cost of revenues	$8,095	5,393	$2,702	50.1%

Gross profit (loss):
Platform subscriptions	$20,294	13,490	$6,804	50.4%
Managed services	861	742	119	16.1%
Other	(205)	160	(365)	(228.3)%
Total gross profit	$20,950	14,392	$6,558	45.5%

Gross profit margin:
Platform subscriptions	74.8%	73.8%
Managed services	45.6%	63.8%
Other	(1,061.7)%	48.0%
Total gross profit margin	72.1%	72.7%

Platform subscriptions

The increase in cost of platform subscription revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by an increase in personnel-related costs resulting from headcount increases to support our growth as well as an increase in client onboarding costs driven by new client growth and existing client conversions.

Managed services

The increase in cost of managed service revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by an increase in personnel-related costs resulting from headcount increases to support our growth.

Other

The decrease in cost of other revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by an increase in costs allocated to non-recurring service revenues.

Operating Expenses

	Three Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Operating expenses:
General and administrative	$8,546	4,509	4,037	89.5%
Sales and marketing	4,901	2,068	2,833	137.0%
Technology and development	2,600	1,642	958	58.3%
Total operating expenses	$16,047	8,219	7,828	95.2%

General and administrative

The increase in general and administrative expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by the continued evolution of our executive team and additional professional hires.

Sales and marketing

The increase in sales and marketing expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by an increase in expenses related to the growth of our professional sales organization. These expenses included personnel-related costs resulting from headcount increases to support our growth. These expense increases also included commissions paid to our sales professionals.

Technology and development

The increase in technology and development expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by an increase in personnel costs as we increased product and developer headcount to support our growth initiatives and continue our focus on the growth of our product development group within our organization. The remaining increases are from higher expenses related to operating our product development group to drive innovation and overall growth in our business.

Non-Operating Income (Expense)

	Three Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Interest expense	$(1,485)	(365)	(1,120)	306.8%
Other (income) expense	29	—	29	N/M
Total non-operating expense	$(1,456)	(365)	(1,091)	298.9%

The overall change in non-operating income (expense) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by an increase of $1.1 million in interest expense.

Nine Months Ended September 30, 2021 and 2020

Revenues

	Nine Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Revenues:
Platform subscriptions	$74,323	52,753	21,570	40.9%
Managed services	5,184	3,075	2,109	68.6%
Other	340	1,077	(737)	(68.4)%
Total net revenues	$79,847	56,905	22,942	40.3%

Platform subscriptions

The increase in platform subscription revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by the increase in revenues from new clients of $8.4 million as a result of our client count increasing from 514 to 647 from September 30, 2020 to September 30, 2021 and increased revenues generated from existing clients of $13.2 million, which includes the full-period impact of prior period sales, sales of new services to existing clients and contractual growth.

Managed services

The increase in managed services revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by increased adoption of our technology-powered services by our existing and expanding client base.

Other

The decrease in other revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by a decrease of non-recurring service fees.

Cost of Revenues, Gross Profit (Loss) and Gross Profit Margin

	Nine Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Cost of revenues:
Platform subscriptions	$18,262	12,743	5,519	43.3%
Managed services	2,847	1,877	970	51.6%
Other	572	580	(8)	(1.4)%
Total cost of revenues	$21,681	15,200	6,481	42.6%

Gross profit (loss):
Platform subscriptions	$56,061	40,010	16.051	40.1%
Managed services	2,337	1,198	1,139	95.2%
Other	(232)	497	(729)	(146.7)%
Total gross profit	$58,166	41,705	16,461	39.5%

Gross profit margin:
Platform subscriptions	75.4%	75.8%
Managed services	45.1%	38.9%
Other	(68.2)%	46.1%
Total gross profit margin	72.8%	73.3%

Platform subscriptions

The increase in cost of platform subscription revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by an increase in personnel-related costs resulting from headcount increases to support our growth as well as an increase in client onboarding costs driven by new client growth and existing client conversions.

Managed service

The increase in cost of managed service revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by an increase in personnel-related costs resulting from headcount increases to support our growth.

Other

The decrease in cost of other revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by a decrease in non-recurring service revenues.

Operating Expenses

	Nine Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Operating expenses:
General and administrative	$22,385	12,574	9,811	78.0%
Sales and marketing	12,323	6,615	5,708	86.3%
Technology and development	6,844	4,521	2,323	51.4%
Total operating expenses	$41,552	23,710	17,842	75.3%

General and administrative

The increase in general and administrative expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by the continued evolution of our executive team and additional professional hires.

Sales and marketing

The increase in sales and marketing expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by an increase in expenses related to the growth of our professional sales organization. These expenses included personnel-related costs resulting from headcount increases to support our growth. These expense increases also included commissions paid to our sales professionals.

Technology and development

The increase in technology and development expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by an increase in personnel costs as we increased product and developer headcount to support our growth initiatives and continue our focus on the growth of our product development group within our organization. The remaining increases are from higher expenses related to operating our product development group to drive innovation and overall growth in our business.

Non-Operating Income (Expense)

	Nine Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Interest expense	$(4,287)	(1,092)	(3,195)	292.6%
Other (income) expense	29	1	28	2,800.0%
Total non-operating expense	$(4,258)	(1,091)	(3,167)	290.3%

The overall change in non-operating income (expense) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by an increase of $3.2 million in interest expense.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt. As of September 30, 2021, we had cash of $8.4 million and $4.8 million in available borrowing capacity under our Revolving Debt. On October 25, 2021, we completed our IPO, which resulted in the issuance and sale of 18,750,000 shares of common stock at the IPO price of $17.00, generating net proceeds of approximately $267.7 million after deducting underwriting discounts and other offerings costs. On October 25, 2021, we repaid the outstanding indebtedness under our credit facility, totaling approximately $98.8 million in aggregate principal amount.  We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our services. As a result of the IPO, we expect that our future principal uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Net cash provided by operating activities	$5,494	12,578	(7,084)	(56.3)%
Net cash used in investing activities	(6,373)	(3,598)	(2,775)	77.1%
Net cash used in financing activities	(4,533)	(4,892)	359	(7.3)%
Effect of exchange rate changes on cash	(94)	(157)	63	(40.1)%
Net increase (decrease) in cash	$(5,506)	3,931	(9,437)	(240.1)%

Cash provided by operating activities

We generated $5.5 million in cash flows from operating activities during the nine months ended September 30, 2021, resulting from our net income of $11.7 million, adjusted by non-cash charges of $3.2 million, and offset by $9.3 million of cash used in working capital activities. Cash used by working capital accounts was due to increases in accounts receivable and accrued expenses and other liabilities, consistent with our growth.

We generated $12.6 million in cash flows from operating activities during the nine months ended September 30, 2020, resulting from our net income of $16.2 million, adjusted by non-cash charges of $1.9 million, and offset by $5.5 million of cash used in working capital activities. Cash used by working capital accounts was due to increases in accounts receivable and accrued expenses and other liabilities, consistent with our growth.

The decrease in net cash provided by operating activities of $7.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by a decrease in net income of $4.6 million and an increase in net cash used in working capital activities of $3.8 million.

Cash used in investing activities

The increase in net cash used in investing activities of $2.8 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by investments of property and equipment costs to support the expansion of our business.

Cash used in financing activities

Net cash used in financing activities were $4.5 million during the nine months ended September 30, 2021, resulting from payments of member distributions of $3.3 million and repayment of the term loan of $1.2 million.

Net cash used in financing activities were $4.9 million during the nine months ended September 30, 2020, resulting from payment of member distributions of $4.6 million and repayment of the term loan of $0.3 million.

Indebtedness

On August 2, 2019, we entered into a credit agreement that provided for a $30.0 million term loan, or the Term Loan, and a $2.0 million revolving debt facility, or the Revolving Debt. Net proceeds of $24 million were distributed to certain members of Enfusion Ltd. LLC (see Note 6 to our consolidated interim financial statements included elsewhere in this report). On April 13, 2020, we drew $1.8 million of the Revolving Debt to expand our liquidity amid the uncertainty of the COVID-19 pandemic. We repaid the $1.8 million of Revolving Debt principal (plus de minimis interest) on September 24, 2020. On August 9, 2020, the Revolving Debt agreement was amended and restated to increase the commitment amount of the Revolving Debt from $2.0 million to $5.0 million. On December 17, 2020, the Term Loan agreement was amended and restated to increase the outstanding principal balance to $100.0 million. Net proceeds of $71.1 million from the Term Loan were distributed to certain Members of Enfusion Ltd. LLC (see Note 6 to our consolidated interim financial statements included elsewhere in this report). As discussed below, on September 30, 2021, we repaid the first of the required payments of $1.25 million of Revolving Debt principal (plus de minimis interest).

Borrowings under the Term Loan bear interest with a fixed component of 4.25% as well as a variable component based on LIBOR. The LIBOR rate for the term loan is subject to a minimum of 1%. The selected one-month LIBOR rate for the term loan on December 31, 2020 and September 30, 2021 was below the 1% minimum. Thus, the interest rate for the term loan as of December 31, 2020 and September 30, 2021 was 5.25%. In addition, we are required to pay $1.25 million each quarter of principal repayment commencing on September 30, 2021, increasing up to $2.5 million starting on March 31, 2024. Any unpaid principal and accrued interest will be due on December 17, 2025. The credit agreement also states that beginning in 2022, an excess cash flow recapture payment equal to 25% of excess cash flow must be made toward the prepayment of the Term Loan for fiscal years with a leverage ratio greater than 3:1.

The Term Loan contains certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements for the years ended December 31, 2020 and December 31, 2019 as well as for the nine months ended September 30, 2021 and September 30, 2020, respectively.

We entered into an amended and restated credit agreement immediately as part of the IPO. The amended and restated credit agreement continues to provide for the Term Loan in the aggregate principal amount of $100.0 million and the Revolving Debt in the amount of $5.0 million. The terms of the amended and restated credit agreement are unchanged from the credit agreement and join Enfusion, Inc. as a co-borrower and provide transition and replacement rates for the LIBOR rate.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Prospectus.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

Tax Receivable Agreement

As a result of our ownership of Common Units in the LLC, we are subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of the LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to LLC Common Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related TRA payments may be substantial.

The amount of existing tax basis acquired in the IPO was approximately $110.7 million. If all of the Pre-IPO Common Unitholders were to exchange or sell to us all of their Common Units, we would recognize a deferred tax asset of approximately $408.9 million and a liability under the Tax Receivable Agreement of approximately $347.6 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $17 per share, which was the public offering price per share of Class A common stock in the IPO, (iii) a constant corporate tax rate of 32.0%; (iv) that we will have sufficient taxable income to fully utilize the tax benefits; and (v) no material changes in tax law.

Dividend Policy

Assuming Enfusion Ltd. LLC makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses will be made at the sole discretion of our board of directors. Our board of directors may change our dividend policy at any time.

Critical Accounting Policies and Estimates

Our consolidated interim financial statements are prepared in accordance with U.S. GAAP. The preparation of consolidated interim financial statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated interim financial statements and amounts of revenues and expenses reported during the period. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.

Revenue Recognition

Revenue recognition requires judgment and the use of estimates. We derive revenues primarily from fees for platform subscriptions to our cloud-native solution and managed service fees which include fees related to client-selected middle and back-office services on our clients’ behalf using our platform. Most contracts have a one-year term and are cancellable with 30 days’ notice. Revenues are recognized when control of these services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to in exchange for these services. Revenues are recognized net of taxes applicable to service contacts.

In accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, we determine revenue recognition through the following five-step framework:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligation in the contract;
●	Determination of transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenues when, or as, performance obligations are satisfied

The estimates and assumptions requiring significant judgment under our revenue recognition policy in accordance ASU 606 are as follows:

Determination of transaction price

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring products or services to the client.

We do not include a financing component in our contracts. The primary purpose of our invoicing terms is to provide clients with simplified and predictable ways of purchasing our products and services, not to receive financing from clients or to provide clients with financing.

Allocation of the transaction price to the performance obligations in the contract

Our service contracts with clients can include multiple performance obligations. For these contracts, we account for service charges for individual performance obligations separately if they are distinct. Each of our platform subscription and managed services contracts are accounted for separately as they are separate service contracts with distinct performance obligations. For any of our service contracts with multiple performance obligations, service charges are allocated to any distinct separate performance obligations of those contracts on a relative standalone selling price, or SSP, basis.

The determination of SSP involves judgment. We determine the SSP based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical sales data relative to the size of the service contracts, the nature of the software applications and client demographics including the numbers and types of users permitted by the contracts.

Software Development Costs

Management judgment is required in determining which projects and costs associated with software development will be capitalized and in assigning estimated economic lives to the completed projects. Capitalized software costs consist of costs to purchase software and costs to develop software internally. Capitalization of purchased or internally developed software occurs during the application development stage and consists of design, coding and testing. Management specifically evaluates software development projects, milestones achieved and the commitments to continue funding the projects. Significant changes in any of these items may result in discontinuing capitalization of development costs, as well as immediately expensing previously capitalized costs.

Recent Accounting Pronouncements

See Note 3 to our consolidated interim financial statements included elsewhere in this report.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we: (i) are no longer an emerging growth company; or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of September 30, 2021, we had an outstanding Term Loan and Revolving Debt facility with Silicon Valley Bank. The principal balance of the term loan is $98.8 million and is payable on a quarterly basis through December 17, 2025. We can borrow up to $5.0 million under the Revolving Debt. As of September 30, 2021, we did not have any borrowings outstanding under the Revolving Debt. The interest rates associated with the Term Loan have both a fixed component (4.25%) as well as a variable component based on LIBOR. The LIBOR rate for the term loan is subject to a minimum of 1%. The one-month LIBOR rate we selected for the term loan on September 30, 2021 was below the 1% minimum. Thus, the interest rate for the term loan as of September 30, 2021 was 5.25%.

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated interim financial statements.

In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, or FCA, announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.

The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs and risks associated with contract negotiations.

Inflation Risk

Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations. We do not believe that inflation has had a material impact on our financial position or results of operations to date.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. dollar. Gains or losses due to transactions in foreign currencies are included in “Other Income (Expense)” in our consolidated statements of operations. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that a 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the material and other risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated interim financial statements and related notes. before you make an investment decision. The risks described below are not the only risks that we face. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and prospects. As a result, the market price of our Class A common stock could decline, and you may lose all or part of your investment in our Class A common stock.

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition. Additional discussion of the risks included in this summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q in its entirety before making investment decisions regarding our Class A common stock. This summary should not be relied upon as an exhaustive summary of the material risks facing our business.

●	We have expanded our operations rapidly in recent years, which may make it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
●	If we are unable to attract new clients or continue to expand existing clients’ use and expanded adoption of our solution, our revenue growth will be adversely affected.
●	If the adoption and acceptance of cloud-based financial solutions slows or shifts in a way we do not anticipate or are unable to support or if we do not accurately anticipate, prepare for and promptly respond to rapidly evolving client needs, our sales will suffer and the results of our operations will be adversely affected.
●	We may be unable to maintain our revenue growth rate in the future.
●	Failure to effectively manage or support our operations in connection with our growth will harm our business.
●	A breach of our security measures or those we rely on could result in unauthorized access to or use of client or their clients’ data, which may materially and adversely impact our reputation, business and results of operations.
●	Actual or perceived errors or failures in our solution or the implementation or support of our solution may affect our reputation, cause us to lose clients and reduce sales which may harm our business and results of operations and subject us to liability for breach of contract claims.
●	We have experienced rapid growth, and if we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high levels of service and client satisfaction or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.
●	Events affecting the investment management industry could materially and adversely affect us and cause our stock price to decline significantly.
●	Our international operations may fail and we may fail to successfully expand internationally. In addition, sales to clients outside the United States or with international operations expose us to risks inherent to international businesses, which may include adverse impacts arising out of international regulatory changes.
●	If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
●	Our revenue recognition and other factors may create volatility in our financial results in any given period and make them difficult to predict.
●	If we are unable to protect our intellectual property, including trade secrets, or if we fail to enforce our intellectual property rights, our business could be adversely affected.
●	Although we are not subject to direct regulation, the regulatory environment in which our clients operate is subject to continual change, and regulatory developments could adversely affect our business.
●	Our failure to comply with various data privacy, security, or management regulations could impose additional costs and liabilities on us, limit our use, storage, or processing of information and adversely affect our business.
●	An active, liquid trading market for our Class A common stock may not develop or be sustained, which many make it difficult for you to sell the Class A common stock you purchase.
●	Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks and will cause us to recognize significant stock-based compensation expense that will substantially impact our net income in the near term.
●	Enfusion, Inc. is a holding company and its only material asset after completion of the IPO is its direct and/or indirect interest in Enfusion Ltd. LLC, and it is accordingly dependent upon distributions from Enfusion Ltd. LLC to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

Risks Related to Our Business and Our Industry

We have expanded our operations rapidly in recent years, which may make it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

We have experienced rapid growth and increased demand for our services in recent years. As a result of our limited operating history at our current scale, our ability to forecast our future operating results, including revenues, cash flows, and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this section. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

If we are unable to attract new clients or continue to expand existing clients' use and expanded adoption of our solution, our revenue growth will be adversely affected.

To increase our revenues, we will need to continue to attract new clients and succeed in having our current clients expand the use of our solution across their organizations and add additional components to their existing contracts. For example, our revenue growth strategy includes increased penetration of markets outside the United States and expansion into new client segments, as well as selling incremental applications of our solution to existing clients, and failure in either respect would adversely affect our revenue growth. In addition, for us to maintain or improve our results of operations, it is important that our clients renew their subscriptions with us on the same or more favorable terms to us when their existing term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including client spending levels, client dissatisfaction with our solution, decreases in the number of users at our clients, changes in the type and size of our clients, pricing changes, competitive conditions, the loss of our clients to competitors and general economic conditions. Therefore, we cannot assure you that our current clients will renew or expand their use of our solution and furthermore, it is possible that our clients may terminate their service mid-term. In addition, a significant number of our new clients are referred to us by existing clients. If we are unable to sign new clients, retain or attract new business from current clients, or maintain and expand our referral network, our business and results of operations may be materially and adversely affected.

If the adoption and acceptance of cloud-based financial solution slows or shifts in a way we do not anticipate or are unable to support or if we do not accurately anticipate, prepare for and promptly respond to rapidly evolving client needs, our sales will suffer and the results of our operations will be adversely affected.

Use of, and reliance on, cloud-based investment management technology is still at an early stage and we do not know whether financial institutions will continue to adopt cloud-based investment management technology such as the Enfusion solution in the future, or whether the market will change in ways we do not anticipate and cannot support. Many financial institutions have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling, or unable to convert from their existing legacy or disparate systems to our end-to-end solution. Furthermore, these financial institutions may be reluctant, unwilling, or unable to use cloud-based investment management technology due to various concerns such as data security and the reliability of the delivery model. These concerns or other considerations may cause financial institutions to choose not to adopt cloud-based investment management technology such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional applications and functionality to our current and prospective clients. As we create new applications and enhance our existing solution, these applications and enhancements may not be attractive to clients. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts, and if clients choose not to adopt this functionality, our business and results of operations could suffer. If financial institutions are unwilling or unable to transition from their legacy systems, or if the demand for our solution does not meet our expectations, our results of operations and financial condition will be adversely affected.

We may be unable to maintain our revenue growth rate in the future.

We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance may not be indicative of our future performance. Our total net revenues increased from $44.6 million in 2018 to $59.0 million in 2019 and to $79.6 million in 2020. We may not be able to sustain revenue growth consistent with our recent history, if at all. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solution, increasing competition, decreasing growth of our overall market, the impact of the COVID-19 pandemic or similar market or global adverse events beyond our control, our inability to attract and retain a sufficient number of financial institution clients, concerns over data security and any reputational harm we encounter due to our perceived or actual failure to perform, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, the price of our Class A common stock could be volatile and it may be difficult for us to maintain profitability.

Failure to effectively manage or support our operations in connection with our growth will harm our business.

We have expanded our operations rapidly in recent years and expect to continue to do so, including the number of employees and the locations and geographic scope of our operations. Additionally, the COVID-19 pandemic and related shelter in-place orders have resulted in certain of our employees and service partners working from home, bringing new challenges to managing our business and work force. This expansion and changing work environment has placed, and may continue to place, a strain on our operational and financial resources and our personnel. We will also need to identify, add, train and retain additional qualified personnel across our operations. A failure to correctly anticipate our current and future hiring needs and any resulting shortage in qualified employees and personnel could negatively impact our ability to grow our business. To manage our anticipated future operational expansion effectively, we must continue to maintain and expect to enhance our IT infrastructure, financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new applications and solution. If we increase the size of our organization without experiencing an increase in sales of our solution, we will experience reductions in our gross and operating margins and net income. We may also deem it advisable in the near-term or later to terminate certain of our existing leases in favor of larger office spaces in order to accommodate our growing workforce, which may cause us to incur related charges such as breakage fees or penalties. If we are unable to effectively manage our expanding operations and have sufficient employees to support our expanding operations or manage the increase in remote employees, our expenses may increase more than expected and the level of service we provide to our clients may suffer, our revenues could decline or grow more slowly than expected, and we may be unable to implement our business strategy.

We may experience quarterly fluctuations in our operating results due to a number of factors, which may make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be indicative of our future performance. In addition to the other risks described in this report, factors that may affect our quarterly operating results include the following:

●	the addition or loss of clients, including through acquisitions, consolidations or failures;
●	the frequency of the use of our solution in a period and the amount of any associated revenues and expenses;
●	budgeting cycles of our clients and changes in spending on cloud-based investment management solution by our current or prospective clients;
●	changes in the competitive dynamics of our industry, including consolidation among competitors, changes to pricing, or the introduction of new products and services that limit demand for our cloud-based investment management solutions or cause clients to delay purchasing decisions;
●	the amount and timing of cash collections from our clients;
●	long or delayed implementation times for new clients, including larger clients, or other changes in the levels of client support we provide;
●	the timing of client payments and payment defaults by clients;
●	the amount and timing of our operating costs and capital expenditures;
●	changes in tax rules or the impact of new accounting pronouncements;
●	general economic conditions that may adversely affect our clients' ability or willingness to purchase solutions, delay a prospective client's purchasing decision, reduce our revenues from clients, or affect renewal rates;

●	unexpected expenses such as those related to litigation or other disputes;
●	the amount and timing of costs associated with recruiting, hiring, training, integrating, and retaining new and existing employees; and
●	the timing of our entry into new markets and client segments.

Moreover, our stock price might be based on expectations of investors or securities analysts of future performance that are inconsistent with our actual growth opportunities or that we might fail to meet and, if our revenues or operating results fall below expectations, the price of our Class A common stock could decline substantially.

We may not accurately predict the long-term client retention rate or adoption of our solution, or any resulting impact on our revenues or operating results.

Our clients have no obligation to continue to renew their subscriptions for our solution after the expiration of the initial or current subscription term, and our clients, if they choose to renew at all, may renew for fewer users or on less favorable pricing terms. The majority of our current contracts are for one-year terms but can be terminated for convenience within 30 days. Our client retention rates may decrease as a result of a number of factors, including our clients’ satisfaction with our pricing or our solution or their ability to continue their operations or spending levels. If our clients terminate their agreements or do not renew their subscriptions for our solution on similar or more favorable pricing terms, our revenues may decline, and our business could suffer.

Additionally, as the market for our solution develop, we may be unable to attract new clients based on the same subscription model we have used historically. Moreover, large or influential financial institution clients may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our risks, revenues, gross profit margin, profitability, financial position, and/or cash flow.

A breach of our security measures or those we rely on could result in unauthorized access to or use of client or their clients’ data, which may materially and adversely impact our reputation, business and results of operations.

Certain elements of our solution, particularly our partnership accounting applications, process and store personally identifiable information, or PII, such as banking and personal information of our clients’ clients, and we may also have access to PII during various stages of the implementation process or during the course of providing client support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, the Enfusion solution is a flexible and complex software solution and there is a risk that configurations of, or defects in, the solution or errors in implementation could create vulnerabilities to security breaches. There may be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our clients or their clients that may disrupt our or our clients’ operations. In addition, because we leverage third-party providers, including cloud, software, co-locate data center, and other critical technology vendors to deliver our solution to our clients and their clients, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider’s software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our solution.

Cyberattacks and other malicious internet-based activity continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise, or breach our systems or solution. In the event our or our third-party providers’ protection efforts are unsuccessful, and our systems or solution are compromised, we could suffer substantial harm. A security breach could result in operational disruptions, loss, compromise or corruption of client or client data or data we rely on to provide our solution. In addition, a security breach may adversely impact our clients’ ability to use our systems to perform their day-to-day functions. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solution in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations.

Federal, state and international regulations may require us or our clients to notify individuals of data security incidents involving certain types of personal data or information technology systems. Security compromises experienced by others in our industry, our clients, or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to terminate our agreements or elect not to renew or expand their use of our solution, or subject us to third-party lawsuits, regulatory fines, or other actions or liabilities, which could materially and adversely affect our business and results of operations.

In addition, some of our clients contractually require notification of data security compromises and include representations and warranties in their contracts with us that our solution complies with certain legal and technical standards related to data security and privacy and meets certain service levels. In certain of our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a client’s right to terminate their contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent clients from potentially terminating their contracts with us. Furthermore, although our client contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing liability insurance coverage and coverage for professional liability and errors or omissions will be available on acceptable terms or will be available in sufficient amounts to cover one or more claims and on the timing in which we need it, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.

Breaches of our security systems, including unauthorized or improper employee access to client portfolios or other material non-public information, could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we have access to large amounts of data relating to our clients and their investment portfolios, including their trading activity and related strategies. Unauthorized persons or employees may gain access to our facilities or network systems to steal our or our clients’ sensitive, confidential, or other proprietary information, compromise confidential client or company information, create system disruptions, or cause shutdowns. These persons may then use such information for illicit gain, including by trading securities based on such information. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Breaches of our physical security and attacks on our network systems, or breaches or attacks on our clients, suppliers, or service partners who have confidential or sensitive information regarding us and our clients and suppliers, could result in significant losses and damage our reputation with clients and suppliers and may expose us to litigation if the confidential information of our clients, suppliers, or employees is compromised. Furthermore, employees with authorized access may abuse and inappropriately utilize their access for unauthorized purposes. The foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Global or regional economic and market conditions may negatively impact our business, financial condition, and results of operations.

Our overall performance depends in part on economic and market conditions, which may remain challenging or uncertain for the foreseeable future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of technology spending and could adversely affect our clients' ability or willingness to purchase our cloud-based investment management solution, delay prospective clients' purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength, or duration of the economic recovery or any subsequent economic slowdown in the U.S., the market generally or in our industry.

The markets in which we participate are intensely competitive, and pricing pressure, new technologies, or other competitive dynamics could adversely affect our business and operating results.

We currently compete with providers of technology and services in the financial services industry. Certain of our competitors have significantly more financial, technical, marketing, and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive client bases and broader client relationships than we have, and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend a greater amount of funds on research and development.

We may also face competition from other companies within our markets, which may include large established businesses that decide to develop, market, or resell cloud-based investment management solution, acquire one of our competitors, or form a strategic alliance with one of our competitors. In addition, new companies entering our markets or established companies creating or marketing new products may choose to offer cloud-based investment management applications at little or no additional cost to the client by bundling them with their existing applications, including adjacent banking technologies and core processing software. New entrants to the market might also include non-banking providers of payment solutions and other technologies. Competition from these new entrants may make our business more difficult and adversely affect our results.

If we are unable to compete in this environment, sales and renewals of our cloud-based investment management solution could decline and adversely affect our business, operating results, and financial condition. With the introduction of new technologies and potential new entrants into the cloud-based investment management solutions market, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain profitability.

We believe that our industry could experience consolidation, which could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects, or reduce our revenues.

We depend on third-party co-locate facilities, data centers operated by third parties, and third-party Internet service providers, and any disruption in the operation of such facilities or access to the Internet, could adversely affect our business.

We currently serve our clients from two third-party co-locate data center hosting facilities located in Chicago, Illinois and Secaucus, New Jersey and therefore cannot guarantee that our clients' access to our solution will be uninterrupted, error-free, or secure. We may experience service and application disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities, and such facilities are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or similar catastrophic events. Both we and our service providers also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement, or other unanticipated problems could result in lengthy interruptions in the delivery of our solution, cause system interruptions, prevent our clients' account holders from accessing their accounts online, reputational harm and loss of critical data, prevent us from supporting our solution, or cause us to incur additional expense in arranging for new facilities and support.

In addition to third-party co-locate data centers where we host the data, we also depend on third-party data centers that host data on our behalf, and any disruption in the operation of these facilities could impair the delivery of our solution and adversely affect our business. We currently deploy portions of our solution and serve our clients using third-party data center services, such as Google Big Query. While we typically control and have access to the servers, we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party data centers that we use.

We also depend on third-party Internet service providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet service or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or similar catastrophic events, we could experience disruption in our ability to offer our solution and adverse perception of our solution's reliability, termination of our agreements or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

Actual or perceived errors or failures in our solution or the implementation or support of our solution may affect our reputation, cause us to lose clients and reduce sales which may harm our business and results of operations and subject us to liability for breach of contract claims.

Because we offer a complex solution and our clients have complex requirements, undetected errors or failures may exist or occur, especially when a client is being onboarded or systems are first introduced or when new versions are released, implemented, or integrated into other systems. Our solution is often installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our solution or may expose undetected errors, failures, defects, bugs, or other performance problems in our solution. Despite testing by us, we may not identify all errors, failures, defects, bugs, or other performance problems in new systems or releases until after commencement of commercial sales or installation. In the past, we have discovered errors, failures, defects, bugs and other performance problems in some of our solution after their introduction. We may not be able to fix errors, failures, defects, bugs and other performance problems without incurring significant costs or an adverse impact to our business and the business of our clients.

We believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective systems and services. The occurrence or perception of the occurrence of errors in our solution or the detection of bugs by our clients may damage our reputation in the market and our relationships with our existing clients, and as a result, we may be unable to attract or retain clients. Any of these events may result in the loss of, or delay in, market acceptance of our systems and services, which could seriously harm our sales, results of operations and financial condition.

The license and support of our software, including the storing and processing sensitive or confidential client information, creates the risk of significant liability claims against us. Our SaaS arrangements and term licenses with our clients contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations and financial condition. Furthermore, we may be required to indemnify certain of our clients for losses incurred as a result of such errors.

We have experienced rapid growth, and if we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high levels of service and client satisfaction or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.

Our business has recently grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our total number of employees increased from 296 as of December 31, 2019, to 482 as of December 31, 2020 and to 798 as of September 30, 2021. Managing and sustaining a growing workforce and client base geographically dispersed in the United States and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to expand and enhance the capabilities of our sales, relationship management, implementation, client service, research and development and other personnel to support our growth and continue to achieve high levels of client service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of client service, our reputation, as well as our business and results of operations, could be materially and adversely affected.

Defects, errors, or vulnerabilities in our solution, including failures in connection with client market orders, could harm our reputation, result in significant costs to us, impair our ability to sell our solution and subject us to substantial liability.

Our cloud-based investment management solution is inherently complex and may contain errors, failures, defects, bugs, or other performance problems, particularly when first introduced or as new versions are released. Despite extensive testing, from time to time we have discovered errors, failures, defects, bugs, or other performance problems in our systems. In addition, due to changes in regulatory requirements relating to our clients, we may discover deficiencies in our software processes related to those requirements. Material performance problems or defects in our systems might arise in the future.

Any such errors, failures, defects, bugs, or other performance problems, or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us to remedy, damage our clients' businesses and harm our reputation. In addition, if we have any such errors, failures, defects, bugs, or other performance problems, our clients could seek to terminate their agreements, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable, costly litigation and adverse publicity. Such errors, defects, or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solution.

Moreover, software development is time-consuming, expensive, complex and requires regular maintenance. Unforeseen difficulties can arise including failures in connection with client market orders and failures in delivering software development in a timely manner. If we do not complete our periodic maintenance according to schedule or if clients are otherwise dissatisfied with the frequency and/or duration of our maintenance services, clients could elect not to renew, or delay or withhold payment to us or cause us to issue credits, make refunds, or pay penalties. We might also encounter technical obstacles, and it is possible that we discover problems that prevent our solution from operating properly. If our solution does not function reliably or fail to achieve client expectations in terms of performance, clients could seek to cancel their agreements with us and assert liability claims against us, which could damage our reputation, impair our ability to attract or maintain clients and harm our results of operations.

If we fail to effectively anticipate and respond to changes in the industry in which we operate, our ability to attract and retain clients could be impaired and our competitive position could be harmed.

The financial services industry is subject to rapid change and the introduction of new technologies to meet the needs of this industry will continue to have a significant effect on competitive conditions in our market. If we are unable to successfully expand our product offerings beyond our current solution, our clients could migrate to competitors who may offer a broader or more attractive range of products and services. Unexpected delays in releasing new or enhanced versions of our solution, or errors following their release, could result in loss of sales, delay in market acceptance, or client claims against us, any of which could adversely affect our business. The success of any new system depends on several factors, including timely completion, adequate quality testing and market acceptance. We may not be able to enhance aspects of our solution successfully or introduce and gain market acceptance of new applications or improvements in a timely manner, or at all. Additionally, we must continually modify and enhance our solution to keep pace with changes in software applications, database technology and evolving technical standards and interfaces.

Uncertainties related to our ability to introduce and improve functionality, announcements or introductions of a new or updated solution, or modifications by our competitors could adversely affect our business and results of operations.

Events affecting the investment management industry could materially and adversely affect us and cause our stock price to decline significantly.

Our revenues are diversified across our client base. During the year ended December 31, 2020, no client represented more than 3% of our total net revenues, and our top 10 clients represented approximately 12% of our total net revenues. However, our clients are concentrated within the investment management sector, and any events that have an adverse impact on that sector could materially and adversely affect us. Furthermore, our clients operate in the volatile global financial markets and are influenced by a number of factors outside of their control, including rising interest rates, inflation, the availability of credit, issues with sovereign and large institutional obligors, changes in laws and regulations, terrorism and political unrest or uncertainty, among others. As a result, any of our clients may go out of business unexpectedly. In addition, these clients may decide to no longer use our products and services for other reasons which may be out of our control. The loss of or events affecting any one or more of these clients could materially and adversely affect us and cause our stock price to decline significantly.

We and our clients leverage third-party software, content, connectivity and services for use with our solution. Performance issues, errors and defects, or failure to successfully integrate or license necessary third-party software, content, connectivity, or services, could cause delays, errors, or failures of our solution, cause reputational harm, increases in our expenses and reductions in our sales, each of which could materially and adversely affect our business and results of operations.

We and our clients use software and content licensed from, and services provided by, a variety of third parties in connection with the operation of our solution. Any errors, failures, defects, bugs, or other performance problems in third-party software, content, or services could result in errors or a failure of our solution, which could adversely affect our business and results of operations. In the future, we might need to license other software, content, or services to enhance our solution and meet evolving client demands and requirements. Any limitations in our ability to use third-party software, content or services could significantly increase our expenses and otherwise result in delays, a reduction in functionality or errors or failures of our solution until equivalent technology or content is either developed by us or, if available, identified, obtained through purchase or license and integrated into our solution. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business and results of operations.

Our international operations may fail and we may fail to successfully expand internationally. In addition, sales to clients outside the United States or with international operations expose us to risks inherent to international businesses, which may include adverse impacts arising out of international regulatory changes.

Our international revenues represented approximately 32% and approximately 30% of our total net revenues for the fiscal years ended December 31, 2020 and 2019, respectively. A key element of our growth strategy is to further expand our international operations and worldwide client base. We have begun expending significant resources to build out our sales and professional services organizations outside of the United States, and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the United States may not be relevant to our ability to expand in any international market.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. Export control regulations in the United States may increasingly be implicated in our operations as we expand internationally. These regulations may limit the export of our solution and provision of our solution outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our solution in international markets, or, in some cases, prevent the export or import of our solution to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or the FCPA, and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering or providing improper payments or benefits to officials and other recipients for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

In addition, we face risks in doing business internationally that could adversely affect our business, including:

●	unanticipated costs.
●	the need to localize and adapt our solution for specific countries.
●	complying with varying and sometimes conflicting data privacy laws and regulations.
●	difficulties in staffing and managing foreign operations, including employment laws and regulations.
●	unstable regional, economic or political conditions, including trade sanctions, political unrest, terrorism, war, health and safety epidemics (such as the COVID-19 pandemic) or the threat of any of these events.
●	different pricing environments, longer sales cycles, and collections issues.
●	new and different sources of competition.
●	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States.
●	laws and business practices favoring local competitors.
●	operational and compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax and anti-bribery laws and regulations and difficulties understanding and ensuring compliance with those laws by both our employees and our service partners, over whom we exert no control.
●	increased financial accounting and reporting burdens and complexities.
●	restrictions on the transfer of funds; and
●	differing and potentially adverse tax consequences.

The occurrence or impact of any or all of the events described above could materially and adversely affect our international operations, which could in turn materially and adversely affect our business, financial condition, and results of operations.

Our ability to sell our solution is dependent on the quality of our personnel and technical support services, and the failure of us to attract and retain quality personnel or provide high-quality managed services or technical support could damage our reputation and adversely affect our ability to sell our solution to new clients and retain existing clients or renew agreements with our existing clients.

Our revenues and profitability depend on the reliability and performance of our services and support. If our services or support are unavailable, or clients are dissatisfied with our performance, we could lose clients, our revenues and profitability would decrease, and our business operations or financial position could be harmed. In addition, the software and workflow processes that underlie our ability to deliver our solution has been developed primarily by our own employees and consultants. Malfunctions in the software we use, or human error could result in our inability to provide our solution or underlying systems or cause unforeseen technical problems. If we incur significant financial commitments to our clients in connection with our failure to meet service level commitment obligations, we may incur significant liability and our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our clients and could consequently impair our ability to obtain and retain clients, which would adversely affect both our ability to generate revenues and our operating results or entitle the client to a related fee credit.

If we do not effectively assist our clients in implementing our solution, succeed in helping our clients quickly resolve post-implementation issues, and provide effective ongoing support, our ability to retain or sell additional systems and services to existing clients would be adversely affected and our reputation with potential clients could be damaged. Since we believe that the implementation experience is vital to retaining clients or encouraging referrals, our ability to provide predictable delivery results and product expertise is critical to our ability to retain or renew agreements with our existing clients or receive referrals for new clients.

Once our solution is implemented and integrated with our clients’ existing IT investments and data, our clients may depend on our technical support services and/or the support of service partners to resolve any issues relating to our solution. High-quality support is critical for the continued successful marketing and sale of our solution and the retention and renewal of contracts. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Many enterprise clients require higher levels of support than smaller clients. If we fail to meet the requirements of our larger clients, it may be more difficult to sell additional systems and services to these clients, a key group for the growth of our revenues and profitability. In addition, as we further expand our SaaS solution, our services and support organization will face new challenges, including hiring, training and integrating a large number of new services or support personnel with experience in delivering high-quality support for our solution. Alleviating any of these problems could require significant expenditures which could adversely affect our results of operations and growth prospects. Our failure to maintain high-quality implementation and support services could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

If we fail to identify, attract and retain additional qualified personnel with experience in designing, developing, and managing cloud-based software, as well as personnel who can successfully implement, support, or provide our solution, we may be unable to grow our business as expected.

To execute our business strategy and continue to grow our solution, we must identify, attract and retain highly qualified personnel. We compete with many other companies for a limited number of software developers with specialized experience in designing, developing, and managing cloud-based and/or financial software, as well as for skilled developers, engineers and information technology and operations professionals who can successfully implement and deliver our solution. Many of the companies with which we compete for experienced personnel have greater resources than we have. As we continue to focus on growing our solution, we may experience difficulty in finding, hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to grow our solution. If we are not successful in finding, attracting, and retaining the professionals we need, we may be unable to execute our business strategy which could have a material adverse effect on our results of operations, financial condition, and growth prospects.

If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, including Thomas Kim, our Chief Executive Officer, and our sales and marketing personnel, SaaS operations personnel, services personnel and software engineers. Additionally, our stakeholders increasingly expect us to have a culture that embraces diversity and inclusion in the workplace. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, including delays due to COVID-19, may seriously harm our business, results of operations and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.

Our executive officers and other key employees are generally employed on an at-will basis, which means that these personnel could terminate their relationship with us at any time. The loss of any member of our senior management team could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business.

We face competition for qualified individuals from numerous software and other technology companies. Further, significant amounts of time and resources are required to train technical, sales, services and other personnel. We may incur significant costs to attract, train and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them.

Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of salespeople and the loss of several salespeople within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, or we may be required to pay increased compensation in order to do so.

Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate managers to lead the local business and employees with the appropriate skills. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our reputation could suffer and our ability to retain existing clients or attract new clients may be harmed.

Because of the technical nature of our solution and the dynamic market in which we compete, any failure to attract, integrate and retain qualified sales, services and product development personnel, as well as our contract workers, could harm our ability to generate sales or successfully develop new systems and services and enhancements of our existing solution.

We depend on our senior management team and other key personnel, and we could be subject to substantial risk of loss if any of them terminate their relationship with us.

We depend on the efforts, relationships and reputations of our senior management team and other key personnel, in order to successfully manage our business. We believe that success in our business will continue to be based upon the strength of our intellectual capital. The loss of the services of any member of our senior management team or of other key personnel could have a material adverse effect on our results of operations, financial condition or business.

If we fail to expand our sales and marketing efforts and if we are unable to successfully develop of our sales team, including if we fail to expand of our strategic partner relationships, sales of our solution will suffer, which may adversely affect the results of our operations.

Increasing our client base and achieving broader market acceptance of our cloud-based investment management solution will depend on our ability to expand our sales and marketing organizations and their abilities to obtain new clients and sell additional systems and services to existing clients. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate, if at all. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solution, our business may be harmed, and our sales opportunities limited.

In addition to our direct sales team, we also extend our sales distribution through informal relationships with referral partners. While we are not substantially dependent upon referrals from any partner, our ability to achieve significant revenue growth in the future will depend upon continued referrals from our partners and growth of the informal network of our referral partners. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our solution or that we will be successful in maintaining, expanding or developing our relationships with referral partners. If we are unable to devote sufficient time and resources to establish and educate the members of our informal referral network regarding the benefits of our solution, or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.

If we fail to effectively train our clients for use of our solution and fail to provide high-quality client support, our business and reputation would suffer.

Effective client training on the Enfusion solution and high-quality, ongoing client support are critical to the successful marketing, sale and adoption of our solution and for the retention and renewal of existing client contracts. As we grow our client base, we will need to further invest in and expand our client support and training organization, which could strain our team and infrastructure and reduce profit margins. If we do not help our clients adopt our solution, quickly resolve any post-implementation matters, and provide effective ongoing client support and training, our ability to expand sales to existing and future clients and our reputation would be adversely affected.

If we are unable to effectively integrate our solution with other systems used by our clients, or if there are performance issues with such third-party systems, our solution will not operate effectively, and our business and reputation will be adversely affected.

The Enfusion solution integrates with other third-party systems used by our clients. We do not have formal arrangements with many of these third-party providers regarding the delivery and receipt of client data. If we are unable to effectively integrate with third-party systems, our clients’ operations may be disrupted, which may result in disputes with clients, negatively impact client satisfaction and harm our business. If the software of such third-party providers has performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solution, and our business and reputation may be harmed.

Our sales cycle and related client implementation, especially with regard to large financial institutions and other institutional or complex client profiles, can be lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources.

The timing of our sales is difficult to predict. Our sales efforts involve educating prospective clients about the use, technical capabilities and benefits of our products and services. Prospective clients may undertake a prolonged product-evaluation process. We may face significant costs, long sales cycles and inherent unpredictability in completing client sales. A prospective client’s decision to purchase our solution may be an enterprise-wide decision and, if so, may require us to educate a significant number of people within the prospective client’s organization regarding the use and benefits of our solution. In addition, prospective clients may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, we may be required to devote greater sales support and services resources to a number of individual prospective clients, increasing costs and time required to complete sales and diverting our sales and services resources to a smaller number of clients, while delaying revenues from other potential new clients until the sales cycle has been completed and the criteria for revenue recognition have been met.

Natural or man-made disasters outside of our control and other similar events, including the COVID-19 pandemic, may significantly disrupt our business, and negatively impact our business, financial condition, and results of operations.

Our operating facilities and infrastructure, including our co-located data centers, may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business. Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as our ability to maintain profitability in the future, our ability to attract new clients or continue to broaden our existing clients’ use of our solution and the impact of any decrease in technology spend by clients and potential clients in the financial services industry where we derive all of our revenues.

Interruptions in the availability of server systems or network or communications with Internet, third-party hosting facilities or cloud-based services, interruptions in the third-party connections utilized by our clients, or failure to maintain the security, confidentiality, accessibility, or integrity of data stored on such systems, could harm our business or impair the delivery of our solution.

A significant portion of our software development personnel, source code and computer equipment is located at operating facilities within the United States. Certain of our internal operating systems depend on data maintained on servers running third-party enterprise resource planning, account relationship management and other business operations systems. We further rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers, as well as local service providers to support project teams and users in most regions and countries throughout the world, particularly with respect to our cloud service solution. Failure to maintain the security, confidentiality, accessibility, or integrity of data stored on such systems could damage our reputation in the market and our relationships with our accounts, cause us to lose revenues or market share, increase our service costs, cause us to incur substantial costs, cause us to lose accounts, subject us to liability for damages and divert our resources from other tasks, any one of which could adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations, managed services and software development activities. Such interruptions may reduce our revenues, delay billing, cause us to issue credits or pay penalties, cause accounts to terminate their subscriptions or adversely affect our attrition rates and our ability to attract new accounts. Our business would also be harmed if our accounts and potential accounts believe our products or services are unreliable. In light of our status as a critical system for our clients, service disruptions could impact their ability to operate, and in some cases, may inhibit their ability to trade.

Failure of any of our established systems to satisfy client demands or to maintain market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive a significant majority of our revenues and cash flows from our established solution and expect to continue to derive a substantial portion of our revenues from this source. As such, continued market acceptance of our solution and underlying systems is critical to our growth and success. Demand for our solution is affected by a number of factors, some of which are beyond our control, including the successful implementation of our solution, the timing of development and release of new enhancements and upgrades by us and our competitors, technological advances which reduce the appeal of our solution, changes in regulations that our clients must comply with in the jurisdictions in which they operate and the growth or contraction in the worldwide market for technological solutions for the investment management industry. If we are unable to continue to meet client demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our solution, our business, results of operations, financial condition and growth prospects would be adversely affected.

We may have to invest more resources in research and development than anticipated and our research and development efforts or spend may prove fruitless or be unsuccessful, which could increase our operating expenses and negatively affect our results of operations.

We devote substantial resources to research and development. New competitors, technological advances in the software industry or by competitors, our acquisitions, our entry into new markets or client segments, or other competitive factors may require us to invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenues, our results of operations could decline. Additionally, our periodic research and development expenses may be independent of our level of revenues, which could negatively impact our financial results.

Further, technology for which we spend a significant amount of time and resources on in our research and development may prove to be less marketable than we expect, if at all. There can be no guarantee that our research and development investments will result in products or enhancements that create additional revenues.

If we are unable to develop, introduce and market new and enhanced versions of our solution or are unable to anticipate or respond to evolving technological requirements, we may be put at a competitive disadvantage and our operating results could be adversely affected.

Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to increase sales from existing clients who do not utilize the full Enfusion solution. The success of any enhancement or new systems or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new system, adaptation to new industry standards and technological changes, the ability to maintain and to develop relationships with third parties, and the ability to attract, retain and effectively train sales and marketing personnel. Any new systems we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solution to become obsolete. Any new markets in which we attempt to sell our solution, including new countries or regions, may not be receptive or implementation may be delayed due to the COVID-19 pandemic. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of our solution not incorporating in a timely fashion or at all due to a failure of our solution to comply with such local laws or regulations. Our ability to further penetrate our existing markets depends on the quality of our solution and our ability to design our solution to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new systems. If we are unable to sell our solution into new markets or to further penetrate existing markets, or to increase sales from existing clients by expanding their relationship with us, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition and results of operations.

Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be adversely affected.

We believe our corporate culture is one of our fundamental strengths, as we believe it enables us to attract and retain top talent and deliver superior results for our clients. As we grow, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels, and effectively execute our business strategy. Furthermore, our growth may require us to develop a more hierarchal structure, which may impact our ability to operate swiftly and efficiently.

We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships.

From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions and other assets. We also may enter into relationships with other businesses to expand our solution, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, do not have any experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	our inability to integrate or benefit from acquired technologies or services;
●	unanticipated costs or liabilities associated with the acquisition;
●	incurrence of acquisition-related costs;
●	difficulty integrating the technology, accounting systems, operations, control environments and personnel of the acquired business and integrating the acquired business or its employees into our culture;
●	difficulties and additional expenses associated with supporting legacy solutions and infrastructure of the acquired business;
●	diversion of management’s attention and other resources;
●	additional costs for the support or professional services model of the acquired company;
●	adverse effects to our existing business relationships with service partners and clients;
●	the issuance of additional equity securities that could dilute the ownership interests of our stockholders;
●	incurrence of debt on terms unfavorable to us or that we are unable to repay;
●	incurrence of substantial liabilities;
●	difficulties retaining key employees of the acquired business; and
●	adverse tax consequences, substantial depreciation or deferred compensation charges.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Financial and Accounting Related Risks

Our revenue recognition and other factors may create volatility in our financial results in any given period and make them difficult to predict.

As described in our consolidated interim financial statements for the years ended December 31, 2020 and 2019, we adopted ASC 606 effective January 1, 2019. A vast majority of our client contracts have a 30 day opt-out clause that allows clients to terminate utilizing our platform without penalty. The adoption of the ASC 606 policy did not have significant impact on the recognition of revenues from these contracts.

The increasing diversity of our contracts creates the likelihood for subscriptions revenues volatility to increase across quarterly periods. Annual and trailing twelve-months subscription revenues will be more consistent between periods, and as compared to contracts that allow for a 30-day termination, due to the annual, recurring nature of our subscription agreements. However, annual results are still subject to volatility due to the timing of renewals between periods, timing of new sales contracts, changes in contract term and length, changes in license sales and conversion of existing subscription users to other commercial offerings.

Regardless of the term of these contracts, revenues are generally billed one month in arrears based on utilization of the different attributes of platform so while utilization can be very predictable for certain aspects such as user fees, connectivity fees, market data fees, and technology-powered services fees, other aspects such as OEMS are based on actual utilization of connections, which can be cancelled or reduced month to month.

We derive substantially all of our revenues from clients in the financial services industry and any downturn or consolidation in the financial services industry, regulatory changes concerning financial technology providers, or unfavorable economic conditions affecting regions in which a significant portion of our clients are concentrated or segments of potential clients on which we focus, could harm our business.

All of our revenues are derived from participants in the financial services industry. These participants have experienced significant pressure in recent years due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many financial institutions have failed, merged or been acquired and failures and consolidations are likely to continue. Further, if our clients merge with or are acquired by other entities such as financial institutions that have in-house developed virtual investment management solutions or that are not our clients or use fewer of our systems, our clients may discontinue, reduce or change the terms of their use of our solution. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solution. In addition, any downturn in the financial services industry may cause our clients to reduce their spending on cloud-based investment management solutions or to seek to terminate or renegotiate their contracts with us. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

Our ability to raise capital in a timely manner if needed in the future may be limited, or such capital may be unavailable on acceptable terms, if at all. Our failure to raise capital if needed could adversely affect our business and results of operations, and any debt or equity issued to raise additional capital may reduce the value of our Class A common stock.

We have funded our operations since inception primarily through receipts generated from clients and revenue sharing arrangements. We cannot be certain if our operations will continue to generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations. Under our credit facility, our existing lenders have rights senior to the holders of

Class A common stock to make claims on our assets, the terms of credit facility restrict our operations, and we may be unable to service or repay this debt. In addition, if we incur additional debt, the lenders would also have rights senior to holders of Class A common stock to make claims on our assets, the terms of any debt could further restrict our operations and we may be unable to service or repay such additional debt. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our Class A common stock.

The phase-out of the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

Borrowings under our credit facility bear interest at a rate determined using LIBOR as the reference rate. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. On March 5, 2021, ICE Benchmark Administration Limited, the authorized administrator of LIBOR, announced its intention to cease the publication of the one week and two month USD LIBOR after December 31, 2021 and the overnight and twelve month after June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate, or SOFR, as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications.  This could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks, such as SOFR. Furthermore, we may need to renegotiate our credit facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness.

Amendments to existing tax laws, rules, or regulations or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.

The Tax Cuts and Jobs Act made a number of significant changes to the U.S. federal income tax rules, including reducing the generally applicable corporate tax rate from 35% to 21%, imposing additional limitations on the deductibility of interest, placing limits on the utilization of net operating losses and making substantial changes to the international tax rules. Many of the provisions of the Tax Cuts and Jobs Act still require guidance through the issuance and/or finalization of regulations by the U.S. Treasury, and there may be substantial delays before such regulations are promulgated and/or finalized, increasing the uncertainty as to the ultimate effect of the Tax Cuts and Jobs Act on us and our stockholders. There also may be technical corrections legislation or other legislative changes proposed with respect to the Tax Cuts and Jobs Act, the effect of which cannot be predicted and may be adverse to us or our stockholders. In addition, the U.S. Treasury Department has proposed significant changes to the current U.S. federal income tax rules applicable to domestic corporations, including an increase in the generally applicable corporate tax rate from 21% to 28% and certain increases in tax rates applicable to foreign earnings. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate. It cannot be predicted whether or when tax laws, regulations and rulings may be enacted, issued, or amended that could materially and adversely impact our financial position, results of operations, or cash flows.

Our estimates of certain operational metrics, as well as of total addressable market and market growth, are subject to inherent challenges in measurement.

We make certain estimates with regard to certain operational metrics which we track using internal systems that are not independently verified by any third party. While the metrics presented in this report are based on what we believe to be reasonable assumptions and estimates, our internal systems have a number of limitations, and our methodologies for tracking these metrics may change over time. Additionally, total addressable market and growth estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates relating to size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size and growth estimates, our business could fail to grow at similar rates. If investors do not perceive our estimates of total addressable market and market growth or our operational metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

We are subject to certain restrictive covenants under agreements relating to our indebtedness. In addition, substantially all of our assets, including our intellectual property, are pledged as collateral to secure such indebtedness.

Our credit facility contains a number of restrictive covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, asset sales, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. Certain events of default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable and, therefore, could have a material adverse effect on our business.

We have pledged substantially all of our assets, including our intellectual property, in support of the credit facility. If we were unable to repay the amounts due under our credit facility or fail to cure any breach of the covenants contained thereunder, our lenders could proceed against the collateral granted to them to secure such indebtedness.

Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks and will cause us to recognize significant stock-based compensation expense that will substantially impact our net income in the near term.

We previously adopted a Change in Control Bonus Plan, which provided for the payment of cash amounts to certain eligible employees upon the occurrence of a change in control of our company. The aggregate amount of payment that could have been made to all participants under the Change in Control Bonus Plan may have been as much as 18% of the gross consideration received by us or our stockholders in a change in control transaction. The board of managers of Enfusion Ltd. LLC elected to terminate the Change in Control Bonus Plan (and all Award Units issued thereunder) effective following effectiveness of the registration statement to which this prospectus is a part. The value, based on our valuation at the IPO, of all Award Units that are vested at effectiveness of the registration statement to which this prospectus is a part and Award Units that would have vested within one year thereafter will be paid to participants in the Change in Control Bonus Plan in the form of vested shares of Class A common stock between the first and second anniversaries of such date of effectiveness. Based upon the IPO price of $17.00 per share, we will issue approximately 15,535,715 shares of Class A common stock to former holders of vested Award Units and 1,749,227 shares of Class A common stock to former holders of Award Units that would have vested within one year after effectiveness of the registration statement to which this prospectus is a part, in satisfaction of the obligations described above. As of the date of this report, the number of shares to be issued between the first and second anniversaries of effectiveness of the registration statement to which this prospectus is a part in satisfaction of the obligations described above will increase the aggregate number of outstanding shares of our Class A common stock and Class B common stock outstanding by approximately 17.1%, resulting in significant dilution to holders of our capital stock. In addition, in exchange for termination of an agreement pursuant to which we were obligated to pay a percentage of our annual net profits to a non-executive employee, we will issue 2,047,064 shares of Class A common stock to such employee between the first and second anniversaries of the effectiveness of the registration statement for the IPO. Any issuance of Class A common stock described above, or the fact of any such impending issuance, may adversely impact the market price of our Class A common stock.

We estimate that our tax withholding obligations in connection with the issuance of such shares would be approximately $144.0 million if the value of our Class A common stock at the time of issuance is the same as the IPO price of $17.00 per share. The amount of these obligations could be higher or lower depending on the value of our Class A common stock at the time of issuance of these shares and the applicable tax withholding rates. We may satisfy our tax withholding obligations in connection with the issuance of such shares of Class A common stock, in whole or in part, in a variety of ways, including (but not limited to) (i) by withholding from such shares a number of shares with a value (as of the date the withholding is effected) that would satisfy the withholding amount due or (ii) through a “sell to cover” arrangement whereby a certain number of shares would be sold into the market with proceeds from such sale remitted to us in an amount that would satisfy the withholding amount due. We may raise the cash required to satisfy our withholding obligations in other ways, including through the issuance of additional equity or debt. See the risk factor titled “Future offerings of debt or equity securities by us may materially and adversely affect the market price of our Class A common stock” for a discussion of related risks. At the time of the IPO, we had an initial withholding tax obligation of approximately $16.0 million to satisfy federal payroll taxes, which we satisfied with proceeds from the IPO.

The issuance of shares of our Class A common stock in satisfaction of our obligations to former participants in the Change in Control Bonus Plan will result in significant stock-based compensation expense. At the time of the offering, we expect to recognize stock-based compensation expense of approximately $268.5 million (reflecting a discount for lack of marketability due to the post-vesting restriction because, although fully vested, the shares will not be issued until at least one year after the IPO) in connection with the future issuance of shares of Class A common stock to (i) former holders of Award Units under our former Change in Control Bonus Plan and (ii) a non-executive employee in exchange for the termination of a profit sharing agreement. We also expect to recognize approximately $19.3 million and $8.0 million in the remainder of 2021 and in 2022, respectively, in stock-based compensation expense in connection with the future issuance of shares of Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan that would have vested within one year after the IPO (reflecting a discount for lack of marketability due to the post-vesting restriction because the shares will vest within the next year but will not be issued until at least one year after the IPO). In addition, we expect to recognize approximately $6.3 million, $25.1 million, and $10.9 million in the remainder of 2021, and in 2022 and 2023, respectively, in stock-based compensation expense related to restricted stock units granted in connection with the IPO. These non-cash charges do not impact our revenues or Adjusted EBITDA; however, they will have a direct and substantial adverse impact on our net income. The impact of these equity-related matters on our net income may adversely affect the trading price of our Class A common stock.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property, including trade secrets, or if we fail to enforce our intellectual property rights, our business could be adversely affected.

Our success depends upon our ability to protect our intellectual property, which may require us to incur significant costs. We have developed much of our intellectual property internally, and we rely on a combination of confidentiality obligations in contracts, copyrights, trademarks, service marks, trade secret laws and other contractual restrictions to establish and protect our intellectual property and other proprietary rights. In particular, we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have business relationships in which they will have access to our confidential information. We also rely upon licenses to intellectual property from third parties. No assurance can be given that these agreements or other steps we take to protect our intellectual property or the third-party intellectual property used in our solution will be effective in controlling access to and distribution of our solution and our confidential and proprietary information. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized uses of our intellectual property.

Despite our precautions, it may be possible for third parties to copy our solution and use information that we regard as proprietary to create solutions and services that compete with ours. Third parties may also independently develop technologies that are substantially equivalent to our solution. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solution may be unenforceable under the laws of certain jurisdictions.

In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management's attention and resources, could delay sales or the implementation of our solution, impair the functionality of our solution, delay introductions of new systems, result in our substituting less-advanced or more-costly technologies into our solution or harm our reputation. In addition, we may be required to license additional intellectual property from third parties to develop and market new systems, and we cannot assure you that we could license that intellectual property on commercially reasonable terms or at all.

Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer, or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solution, technologies or intellectual property rights. If we are unable to protect our intellectual property, our business could be adversely affected.

Claims or assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.

Vigorous protection and pursuit of intellectual property rights has resulted in protracted and expensive litigation for many companies in the technology industry. Although claims of this kind have not materially affected our business to date, there can be no assurance such claims will not arise in the future. Any claims or proceedings against us, regardless of whether meritorious, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could harm our business, financial condition and results of operations.

Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we may not be able to effectively use our intellectual property portfolio to assert defenses or counterclaims in response to copyright, patent and trademark infringement claims or litigation, as well as claims for trade secret misappropriation and unfair competition, brought against us by third parties.

Many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain systems or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.

If our solution infringes on the intellectual property rights of others, we may be required to obtain costly licenses, enter into unfavorable royalty agreements, be forced to terminate some clients’ agreements, or indemnify our clients for any or some damages they suffer.

We generally indemnify our clients with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our clients. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our clients or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our clients may stop using our products.

We use "open source" software in our solution, which may restrict how we use or distribute our solution, require that we release the source code of certain software subject to open source licenses, or subject us to litigation or other actions that could adversely affect our business.

We currently use in our solution, and may use in the future, software that is licensed under "open source," "free" or other similar licenses where the licensed software is made available to the general public on an "as-is" basis under the terms of a specific non-negotiable license. Some open source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open source code be licensed in source code form under the same open source licenses. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solution, that our programmers have not incorporated open source software into our solution, or that they will not do so in the future. In addition, some of our products may incorporate third-party software under commercial licenses. We cannot be certain whether such third-party software incorporates open source software without our knowledge. In the past, companies that incorporate open source software into their products have faced claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. Therefore, we could be subject to suits by parties claiming noncompliance with open source licensing terms or infringement or misappropriation of proprietary software. Because few courts have interpreted open source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solution. As a result of using open source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our products, limit or discontinue sales, or take other remedial action, any of which could adversely affect our business.

Risks Related to Legal and Regulatory Matters

Although we are not subject to direct regulation, the regulatory environment in which our clients operate is subject to continual change and regulatory developments designed to increase oversight could adversely affect our business.

Although we are not currently subject to direct regulation, the legislative and regulatory environment in which our clients operate undergoes continuous change, subjecting industry participants to additional, more costly and potentially more punitive regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to our clients or directly applicable to us could adversely affect our business subjecting us to additional costs. Any or all of the regulators who oversee our clients could adopt new rules or rule amendments that could substantially impact how we operate and may necessitate significant expenditures in order to adapt and comply. Our ability to support our clients in an uncertain and ever-changing regulatory environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes, which inevitably result in intangible costs and resource drains. The compliance burden resulting from regulatory changes and uncertainty is likely to increase, particularly as regulators grow more technologically advanced and more reliant on data analytics. As a result, we may be forced to divert resources and expenditures to information technology in order to analyze data and risk in the same manner as regulators to be able to assist our clients in providing regulators with the data output they may expect going forward.

There also have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries have resulted in increased scrutiny of the industry and new rules and regulations for mutual funds and investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their account balances. Further, due to acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may continue to increase regulatory oversight of our clients’ businesses.

This evolving, complex and often unpredictable regulatory environment could result in our failure to provide a compliant solution, which could result in clients not purchasing our solution or terminating their agreements with us or the imposition of fines or other liabilities for which we may be responsible. In addition, federal, state, local and/or foreign agencies may attempt to further regulate our activities in the future. If enacted or deemed applicable to us, such laws, rules, or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient, or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

Any future litigation against us could damage our reputation and be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes or employment claims made by current or former employees. Litigation might result in reputational damage and substantial costs and may divert management’s attention and resources, which might adversely impact our business, overall financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our Class A common stock. While we currently are not aware of any material pending or threatened litigation against us, we can make no assurances the same will continue to be true in the future.

Our failure to comply with laws and regulations related to the Internet or future government regulation of the Internet, could increase costs and impose constraints on the way we conduct our business.

We and our clients are subject to laws and regulations applicable to doing business over the Internet. It is often not clear how existing laws governing issues such as property ownership, sales and other taxes apply to the Internet, as these laws have in some cases failed to keep pace with technological change. Laws governing the Internet could also impact our business or the business of our clients. For instance, existing and future regulations on taxing Internet use, pricing, characterizing the types and quality of services and products, or restricting the exchange of information over the Internet or mobile devices could result in reduced growth of our business, a general decline in the use of the Internet by financial services providers, or their end users, or diminished viability of our solution and could significantly restrict our clients’ ability to use our solution. Changing laws and regulations, industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects on our and our clients’ businesses. Any such constraint on the growth in Internet could decrease its acceptance as a medium of communication and commerce or result in increased adoption of new modes of communication and commerce that may not be supported by our solution. Any such adverse legal or regulatory developments could substantially harm our operating results and our business.

Our failure to comply with the FCPA and similar anti-bribery and anti-corruption laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.

A portion of our revenues are derived from jurisdictions outside of the United States. We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of directing, obtaining, or keeping business and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies and individuals alike, including company directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for corrupt actions taken by employees, strategic, or local partners or other representatives. In addition, the government may seek to rely on a theory of successor liability and hold us responsible for FCPA violations committed by companies or associated with assets that we acquire.

In certain foreign jurisdictions where we currently operate or plan to expand our operations, particularly countries with developing economies, it may be a local custom for businesses to engage in practices that are prohibited by the FCPA or other similar laws and regulations. There can be no assurance that our colleagues, partners and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of the FCPA or our policies for which we may be ultimately held responsible. If we or our intermediaries fail to comply with the requirements of the FCPA or similar anti-bribery and anti-corruption legislation such as the United Kingdom Bribery Act and the China Unfair Competition law, governmental authorities in the United States and elsewhere could seek to impose civil and/or criminal fines and penalties, which could harm our business, financial conditions and results of operations. We may also face collateral consequences such as debarment and the loss of our export privileges.

Our failure to comply with various data privacy, security, or management regulations could impose additional costs and liabilities on us, limit our use, storage, or processing of information and adversely affect our business.

We operate in a regulatory environment in which requirements applicable to privacy, data protection and data security are continually evolving. We cannot assure you that relevant governmental authorities will not interpret or implement the laws or regulations in ways that negatively affect the cloud service industry, our clients and us. Regulatory investigations, restrictions, penalties and sanctions, whether targeted at us or not, may negatively affect the market environment in which we operate, our existing or potential clients and our products and services, which may in turn have a material adverse effect on our business, results of operations and financial condition. It is also possible that we may become subject to additional or new laws and regulations regarding privacy, data protection and data security in connection with the data we have access to and the data products and services we provide to our clients. Moreover, we may become subject to regulatory requirements as a result of utilization of our products and services by residents of, or travelers who visit, certain jurisdictions, such as the General Data Protection Regulation of the European Union, or the GDPR. Complying with additional or new regulatory requirements could force us to incur substantial costs or require us to change our business practices. Moreover, if a high profile security breach occurs with respect to our competitors, people may lose trust in the security of cloud service providers generally, including us, which could damage the reputation of the industry, result in heightened regulation and strengthened regulatory enforcement and adversely affect our business and results of operations.

We expect that we will continue to face uncertainty as to whether our efforts to comply with evolving obligations under global data protection, privacy and security laws will be sufficient. Any failure or perceived failure by us to comply with applicable laws and regulations could result in reputational damage or proceedings or actions against us by governmental authorities, individuals or others. These proceedings or actions could subject us to significant civil or criminal penalties and negative publicity, require us to change our business practices, increase our costs and materially harm our business, prospects, financial condition and results of operations. In addition, our current and future relationships with clients, vendors and other third parties could be negatively affected by any proceedings or actions against us or current or future data protection obligations imposed on them under applicable law, including the GDPR. Furthermore, a data breach affecting personal information could result in significant legal and financial exposure and reputational damage that could potentially have an adverse effect on our business.

Our failure to comply with the GDPR or other data privacy regimes could subject us to fines and reputational harm.

Global privacy, data protection and security legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process personal data across our business. For example, the GDPR imposes stringent requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data and notifications in the event of data breaches and use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenues or 20 million Euros, whichever is greater. While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to means of transferring personal data from the European Economic Area. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such clients may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement. In addition, further to the United Kingdom's exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law, or the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime.

In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Further, California recently enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020 and the California Privacy Rights Act, or the CPRA, which will become effective on January 1, 2023. The CCPA and CPRA give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability.

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates and respond to consumer rights requests.

The enactment of the CCPA, CPRA and CDPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

Although we take reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations, or financial condition.

Though our term licensing model does not significantly collect and transfer personal information from our clients to us, our increased focus on SaaS solutions and the current data protection landscape may subject us to greater risk of potential inquiries and/or enforcement actions. For example, we may find it necessary to establish alternative systems to maintain personal data originating from the European Union in the European Economic Area, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our solution, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer SaaS solutions.

Anticipated further evolution of regulations on this topic may substantially increase the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and we may be required to make significant changes to our solution and expanding business operations, all of which may adversely affect our results of operations.

Uncertainty in the marketplace regarding the use, processing and storage of personal information, or legislation concerning such use, processing, or storage could reduce demand for our services and result in increased expenses.

Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our solution, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business.

Our business is subject to new, complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection. The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the GDPR in jurisdictions in which we operate, such as the European Union, the United Kingdom, Brazil, Hong Kong, India and Singapore, and recent state legislation in the United States, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

Failure to comply with governmental laws and regulations could harm our business, materially and adversely affect us and cause our stock price to decline significantly.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, revocation of required licenses, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, we could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in legal and professional costs and expenses.

We are not a registered broker-dealer and therefore we do not execute trades. We provide passive communication technology to institutional investors, such as money managers and hedge funds, that enables such investors to communicate with executing brokers, prime brokers and clearing firms. As such, we must ensure that our technology activities and our compensation structure therefore would not result in our acting as an unregistered broker-dealer or investment adviser that could subject us to, among other things, regulatory enforcement actions, monetary fines, restrictions on the conduct of our technology business and rescission/damages claims by clients who use our technology. Our failure to comply with any laws or regulations, or the costs associated with defending any action alleging our noncompliance with any laws or regulations, could materially and adversely affect us and cause our stock price to decline significantly.

Risks Related to our Class A Common Stock

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, stockholders’ may be unable to resell their shares at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

●	variations in our quarterly or annual operating results;
●	our ability to attract new clients, particularly larger clients, in both domestic and international markets and our ability to increase sales to and renew agreements with our existing clients, particularly larger clients, at comparable prices;

●	the timing of our clients’ buying decisions and reductions in our clients’ budgets for IT purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;
●	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;
●	the contents of published research reports about us or our industry or the failure of securities analysts to cover our Class A common stock;
●	additions to, or departures of, key management personnel;
●	any increased indebtedness we may incur in the future;
●	announcements and public filings by us or others and developments affecting us;
●	actions by institutional stockholders;
●	litigation and governmental investigations;
●	operating and stock performance of other companies that investors deem comparable to us (and changes in their market valuations) and overall performance of the equity markets;
●	speculation or reports by the press or investment community with respect to us or our industry in general;
●	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;
●	announcements or actions taken by significant stockholders;
●	sales of substantial amounts of our Class A common stock by significant stockholders or our insiders, or the expectation that such sales might occur;
●	volatility or economic downturns in the markets in which we, our clients and our partners are located caused by pandemics, including the COVID-19 pandemic and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics; and
●	general market, political and economic conditions, in the investment management industry in particular, including any such conditions and local conditions in the markets in which any of our clients are located.

These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

An active, liquid trading market for our Class A common stock may not develop or be sustained, which may make it difficult for you to sell the Class A common stock you purchase.

We cannot assure you that the price of our Class A common stock will equal or exceed the price at which our securities have traded at any point from and after our IPO. We cannot predict the extent to which investor interest in us will lead to the development of a trading market or how active and liquid that market may become. If an active and liquid trading market for our Class A common stock does not develop or continue, you may have difficulty selling any of our Class A common stock at a price above the price you purchase it or at all. If an active market for our Class A common stock does not continue to develop, or, if not further developed, it may not be sustained and our ability raise capital to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration will suffer.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and legal restrictions on resale discussed in the Prospectus lapse, the trading price of our Class A common stock could decline. As of October 31, 2021, we had outstanding 65,583,288 shares of Class A common stock and 47,470,973 shares of Class B common stock. Each of our directors, executive officers and holders of substantially all of our outstanding equity securities are subject to lock-up agreements that restrict their ability to sell or transfer their shares for a period of 180 days after the date of the Prospectus, subject to certain exceptions. After the lock-up agreements expire, 45,316,841 shares held by our directors, executive officers and other affiliates will be eligible for sale in the public market subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. Sales of a substantial number of such shares upon expiration or earlier release of the lock-up and market stand-off agreements or, the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, which could make our Class A common stock less attractive to investors.

As an “emerging growth company” under the JOBS Act, we are relying on permitted exemptions from certain disclosure requirements. In addition, for so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis); and
●	submit certain executive compensation matters to stockholder advisory votes, such as “say on pay” and “say on frequency.”

Because of these exemptions and the other reduced disclosure obligations for emerging growth companies set forth elsewhere in this report, our stock may appear less attractive to investors and could cause our stock price to decline.

Although we intend to rely on certain of the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on June 30. If investors find our Class A common stock less attractive as a result of our reliance on certain of the JOBS Act exemptions, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

In addition, section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to "opt in" such extended transition period, and as a result, we will not initially have to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We will eventually be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We are and will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

Our compliance with Section 404 has and will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition and operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Future offerings of debt or equity securities by us may materially and adversely affect the market price of our Class A common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. In addition, we may seek to expand operations in the future to other markets which we would expect to finance through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their stockholdings in us.

The future issuance of additional Class A common stock in connection with our incentive plans or otherwise will dilute all other stockholdings.

We may issue additional shares of Class A common stock that are authorized under our amended and restated certificate of incorporation but not currently issued or reserved for issuance under our equity incentive plans.  Subject to applicable law and stock exchange rules, we may issue these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. Any Class A common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our Class A common stock holders.

We incur increased costs and administrative burdens in connection with operating as a public company, and our management is and will be required to devote substantial time to new compliance initiatives and corporate governance practices. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.

As a public company, and particularly after we are no longer an “emerging growth company,” we have and will incur significant legal, accounting and other expenses, including costs resulting from public company reporting obligations under the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have begun to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have and will increase our legal and financial compliance costs and make some activities more time-consuming and costly. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Pursuant to Sarbanes-Oxley Act Section 404, we are and will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. In order to maintain effective internal controls, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

To date, we have not conducted a review of our internal controls for the purpose of providing the reports required by these rules. During the course of our review and testing, we have in the past and may in the future, identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are and will be required to file accurate and timely quarterly and annual reports with the SEC under the Securities Act or the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the New York Stock Exchange or other adverse consequences that would materially harm our business and reputation.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation or bylaws, (4) any other action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive forum provisions do not apply to claims under the Securities Act or the Exchange Act.

To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our amended and restated bylaws contain a federal forum provision which provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates following the IPO, in the aggregate, beneficially own approximately 83.4% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately adversely affect the market price of our Class A common stock.

Risks Related to our Organizational Structure

Enfusion, Inc. is a holding company and its only material asset after completion of the IPO is its direct and/or indirect interest in Enfusion Ltd. LLC, and it is accordingly dependent upon distributions from Enfusion Ltd. LLC to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

Enfusion, Inc. is a holding company and has no material assets other than its direct and/or indirect ownership of Common Units. Enfusion, Inc. has no independent means of generating revenues. Enfusion, Inc. intends to cause Enfusion Ltd. LLC to make distributions to holders of its Common Units, including directly and/or indirectly Enfusion, Inc. and our Pre-IPO Common Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the Tax Receivable Agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings, or cash flow of Enfusion Ltd. LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Enfusion, Inc. needs funds, and Enfusion Ltd. LLC is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.

We anticipate that Enfusion Ltd. LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Common Units, including us. Accordingly, we will be required to pay income taxes on our direct and/or indirect allocable share of any net taxable income of Enfusion Ltd. LLC. Legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return to the partnership itself in certain circumstances, absent an election to the contrary. Enfusion Ltd. LLC may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. In addition, the income taxes on our direct and/or indirect allocable share of Enfusion Ltd. LLC’s net taxable income will increase over time as our Pre-IPO Common Unitholders exchange their Common Units for shares of our Class A common stock. Such increase in our tax expenses may have a material adverse effect on our business, results of operations and financial condition.

Under the terms of the amended and restated limited partnership agreement, Enfusion Ltd. LLC is obligated to make tax distributions to holders of Common Units, including (directly and/or indirectly) us, at certain assumed tax rates. These tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of Class A common stock; acquiring additional newly issued Common Units from Enfusion Ltd. LLC at a per unit price determined by reference to the market value of the Class A common stock; paying dividends, which may include special dividends, on our Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise undertake ameliorative actions between Common Units and shares of Class A common stock and instead, for example, hold such cash balances, our Pre-IPO Common Unitholders may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their Common Units, notwithstanding that such Pre-IPO Common Unitholders may previously have participated as holders of Common Units in distributions by Enfusion Ltd. LLC that resulted in such excess cash balances at Enfusion, Inc. See “Certain Relationships and Related Party Transactions—Enfusion Ltd. LLC Amended and Restated Operating Agreement” of the Prospectus.

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Our existing credit facilities include, and any financing arrangement that we enter into in the future may include, restrictive covenants that limit our ability to pay dividends. In addition, Enfusion Ltd. LLC is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Enfusion Ltd. LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Enfusion Ltd. LLC are generally subject to similar legal limitations on their ability to make distributions to Enfusion Ltd. LLC.

Enfusion, Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Enfusion, Inc.’s acquisition of existing tax basis in the IPO, increases in existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges (or deemed exchanges) of Common Units or distributions (or deemed distributions) with respect to Common Units after the IPO and our utilization of certain tax attributes of the Blocker Companies.

Prior to the completion of the IPO, we entered into a Tax Receivable Agreement with certain of our pre-IPO owners that provides for the payment by Enfusion, Inc. to such pre-IPO owners of 85% of the benefits, if any, that Enfusion, Inc. actually realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) existing tax basis acquired in the IPO, (ii) increases in existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Enfusion Ltd. LLC as a result of sales or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units after the IPO, (iii) Enfusion, Inc.’s utilization of certain tax attributes of the Blocker Companies, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. The existing tax basis, increases in existing tax basis and the tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Enfusion, Inc. and, therefore, may reduce the amount of U.S. federal, state and local tax that Enfusion, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. The existing tax basis acquired in the IPO and the increase in existing tax basis and the anticipated tax basis adjustments upon purchases or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by Enfusion, Inc. may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, we expect the payments that Enfusion, Inc. may make under the Tax Receivable Agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable, the tax rate and the amount and timing of our taxable income. The amount of existing tax basis acquired in the IPO was approximately $110.7 million. If all of the Pre-IPO Common Unitholders were to exchange or sell to us all of their Common Units, we would recognize a deferred tax asset of approximately $408.9 million and a liability under the Tax Receivable Agreement of approximately $347.6 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $17 per share, which was the public offering price per share of Class A common stock in the IPO, (iii) a constant corporate tax rate of 32.0%; (iv) that we will have sufficient taxable income to fully utilize the tax benefits; and (v) no material changes in tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the pre-IPO owners. For more information, see “Certain Relationships and Related Party Transactions—Tax Receivable Agreement.” of the Prospectus.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits Enfusion Ltd. LLC realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

Enfusion, Inc.’s payment obligations under the Tax Receivable Agreement will be accelerated in the event of certain changes of control, upon a breach by Enfusion, Inc. of a material obligation under the Tax Receivable Agreement or if Enfusion, Inc. elects to terminate the Tax Receivable Agreement early. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one-year LIBOR (or its successor rate) plus 100 basis points) of all future payments that holders of Common

Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that Enfusion, Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if the tax attributes or Enfusion, Inc.’s utilization of tax attributes underlying the relevant Tax Receivable Agreement payment are successfully challenged by the IRS (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the Tax Receivable Agreement). Enfusion, Inc.’s ability to achieve benefits from any existing tax basis, tax basis adjustments, or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement early, payments under the Tax Receivable Agreement could be in excess of 85% of Enfusion, Inc.’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by Enfusion, Inc. may be significantly less than the corresponding Tax Receivable Agreement payments. It is also possible that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions to Enfusion, Inc. by Enfusion Ltd. LLC are not sufficient to permit Enfusion, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Based upon certain assumptions described in greater detail below under “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” of the Prospectus, we estimate that if Enfusion, Inc. were to exercise its termination right immediately following the IPO, the aggregate amount of the early termination payments required under the Tax Receivable Agreement would be approximately $188.7 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

In the case of certain changes of control, payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In connection with the Reorganization Transactions and our IPO, we issued (a) 52,997,580 shares of Class B common stock to the Pre-IPO Common Unitholders on a one-for-one basis for the number of Common Units held by such owners and (b) 48,741,762 shares of Class A common stock to the Pre-IPO Shareholders. The issuances of shares of Class A common stock and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds from IPO

On October 20, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-259635), as amended, filed in connection with our IPO, or the Registration Statement, in which we issued and sold 21,562,500 shares of our Class A common stock at the public offering price of $17.00 per share, which included the full exercise of the underwriters’ option to purchase an additional 2,812,500 shares. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as representatives of the underwriters of the offering. The IPO closed on October 25, 2021 when all of the shares offered were sold. We received net proceeds of approximately $267.7 million, after deducting the underwriting discount of $20.7 million and estimated offering expenses of $5.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the use of proceeds from our IPO as described in the Prospectus. We used net proceeds from the IPO to (i) repay outstanding indebtedness under our credit facility, totaling approximately $98.8 million in aggregate principal amount, (ii) to satisfy approximately $16.0 million of tax withholding obligations for federal payroll taxes arising with respect to obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan, (iii) approximately $65.0 million for general for general corporate purposes and to bear all of the expenses of the IPO and (iv) to purchase an equivalent aggregate number of Common Units from our Pre-IPO Common Unitholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Amended and Restated Bylaws of the Registrant.
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**

Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENFUSION, INC.

December 3, 2021	By:	/s/ Thomas Kim
Thomas Kim
Chief Executive Officer
(Principal Executive Officer)

December 3, 2021	By:	/s/ Stephen P. Dorton
Stephen P. Dorton
Chief Financial Officer
(Principal Financial and Accounting Officer)