Form 10-K
period 2021-12-31
Enfusion, Inc.
filed 2022-03-30
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                To

Commission file number: 001-40949

ENFUSION, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1268462
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
125 South Clark Street, Suite 750, Chicago, IL 60603	60603
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (312) 253-9800

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Class A common stock, par value $0.001 per share	ENFN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant on December 31, 2021, based on the closing price of $20.94 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $529.3 million. The registrant has elected to use December 31, 2021 as the calculation date because on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately-held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The registrant had outstanding 65,583,289 shares of Class A common stock and 47,470,972 shares of Class B common stock as of March 29, 2022.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

●	our future financial performance, including our revenues, costs of revenues, gross profit or gross profit margin and operating expenses;
●	the sufficiency of our cash, cash to meet our liquidity needs;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our ability to maintain the security and availability of the products and services that comprise our solution;
●	our ability to increase the number of clients using our solution;
●	our ability to sell additional products and services to and retain our existing clients;
●	our ability to successfully expand in our existing markets and into new markets;
●	our ability to effectively manage our growth and future expenses;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	our anticipated investments in sales and marketing and research and development;
●	our ability to successfully defend litigation brought against us;
●	the increased expenses associated with being a public company;
●	the impact of COVID-19 on our business and industry; and
●	our ability to compete effectively with existing competitors and new market entrants.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

CERTAIN DEFINITIONS

As used in this Annual Report on Form 10-K, unless the context otherwise requires:

●	“Blocker Companies” refer to certain entities that are taxable as corporations for U.S. federal income tax purposes in which the Pre-IPO Shareholders hold interests.
●	“Common Units” refers to the new class of units of Enfusion Ltd. LLC created by the reclassification of the LLC interests of Enfusion Ltd. LLC as part of the Reorganization Transactions.
●	“Enfusion,” the “Company,” “we,” “us” and “our” and similar references refer: (1) following the consummation of the Reorganization Transactions, including our initial public offering, or IPO, to Enfusion, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Enfusion Ltd. LLC and (2) prior to the completion of the Reorganization Transactions, including our IPO, to Enfusion Ltd. LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“IPO” refers to the Company’s initial public offering, completed on October 25, 2021.
●	“Pre-IPO Owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Pre-IPO Shareholders” refer to Pre-IPO Owners that received shares of Class A common stock of Enfusion, Inc. as part of the Reorganization Transactions.
●	“Pre-IPO Common Unitholders” refer to Pre-IPO Owners that held Common Units following the Reorganization Transactions.
●	“Prospectus” refers to the Company's final prospectus for its IPO, dated as of October 20, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 22, 2021.
●	“Reorganization Transactions” refer to our IPO and certain organizational transactions that were affected in connection with our IPO, and the application of the net proceeds therefrom. See “Initial Public Offering and Reorganization Transactions” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the transactions.

Enfusion, Inc. is a holding company and, through its control over the managing member of Enfusion Ltd. LLC, operates and controls Enfusion Ltd. LLC.  Enfusion, Inc.’s principal asset consists of Common Units.

PART I

Item 1. Business

Overview

Enfusion is a global, high-growth, software-as-a-service, or SaaS, provider focused on transforming the investment management industry. The products and services that comprise our solution are designed to eliminate technology and information barriers, empowering investment managers to confidently make and execute better-informed investment decisions in real time. We simplify investment and operational workflows by unifying mission-critical systems and coalescing data into a single dataset resulting in a single source of truth. This allows stakeholders throughout the entire client organization to interact more effectively with one another across the investment management lifecycle.

We believe, by means of our purposefully-designed, interconnected systems underpinned by one dataset, we are the only solution that allows clients to see and interact with all parts of the investment management lifecycle, ranging from portfolio construction, trading, risk management, accounting and operations through to investor reporting, seamlessly in real time, in one screen, in one solution. As a result, our solution enables clients to better align teams, optimizing their investment decision-making, operations and technology footprint and lowering operating costs. By harnessing the efficiencies, agility and scale inherent to our cloud-native, multi-tenant software that is integrated with a suite of technology-powered, managed services, we believe we have created the industry’s most compelling investment management solution, capable of shaping and addressing the evolving demands of the global investment management landscape.

Existing solutions in the investment management technology industry include a patchwork of “task-specific” point solutions from disparate vendors, technology stitched together through acquisitions, internally-developed technology, as well as cost-prohibitive solutions accessible only to the largest investment managers. Where available solutions are cloud-enabled, many were originally designed for on-premises installations and subsequently individually migrated to the cloud via discrete code streams, retaining single-tenant infrastructure limitations that require changes to be made for each client individually instead of delivering changes to all clients simultaneously and leading to laborious and costly maintenance and difficult security requirements. As a result, many investment managers spend considerable time and resources managing legacy, stitched together, or disparate systems, fragmented data, complex communication networks and cumbersome workflows. Designed for the cloud from inception, Enfusion provides a flexible and simplified end-to-end alternative that allows investment managers to focus their time and resources on investment performance. This enables us to build long-term partnerships with our clients, offering a solution that is not only tailored to meet their business needs today, but also has the depth and breadth of capability to support them as they grow or enter new markets or asset classes.

Our cloud-native, multi-tenant solution provides:

●	Seamless unification and simplification of workflows provided through one cohesive solution;
●	A robust, real-time view of a client’s business that can be displayed through countless reports and utilized across client personnel that depend on one another, but have different roles throughout the organization;
●	Inherent scalability and extensive integrations via client, third party and proprietary interfaces and APIs;
●	Weekly, functional enhancements provided to all clients, eliminating complicated upgrade and version control issues and providing the agility to meet rapidly evolving industry needs;
●	Reduced operational risk through granular, user-defined access controls and governance capabilities; and
●	Anywhere access across the desktop, the web and mobile devices.

Enfusion’s comprehensive solution cohesively addresses the core components of the investment lifecycle. Our portfolio management system gives clients the ability to construct and analyze portfolios and performance metrics with granularity, enabling better-informed investment decision-making. Once trade decisions are made, clients use our combined order and execution management systems to obtain market insights, run compliance checks and send electronic trade orders directly to executing brokers and exchanges. When orders are executed, execution data flows back to our solution and instantly feeds our systems, including our accounting system, enabling clients to produce a full set of financial statements in real time. The data also feeds our extensive reporting and analytics capabilities, allowing stakeholders across client organizations, including executive management, investment teams, operational support, compliance and investor relations, to obtain differentiating insights into their investment activities and better analyze investment performance. The purposefully-designed interconnectedness of our systems removes the need for manual data processing and validating across workflows. Coupled with market data and aggregated transactional and derived data provided to or received from a full suite of a client’s supporting parties, our solution creates a single dataset and source of truth that gives our clients a real-time, comprehensive and consistent view of their data across the investment lifecycle. Altogether, our full lifecycle, single-dataset investment management solution provides investment managers with a tailored suite of tools and investment content to make better-informed decisions, faster and with greater confidence, in one screen and one solution.

In addition to facilitating the full investment lifecycle, our robust and agile solution allows us to serve a diverse client base that ranges in investment strategies, size and geography. Our clients include alternative investment managers such as hedge funds of all types, private equity funds, family offices and corporate investment arms, as well as institutional investment managers such as traditional asset managers and mutual funds:

●	Alternative Investment Managers – We enable alternative investment management clients to achieve scale efficiently, instill investor confidence, easily expand into new strategies, asset classes or geographies and significantly increase their speed to market. Clients can interact with the entire investment management lifecycle on one solution, unified by one dataset and are not burdened by costly hardware requirements or disruptive software upgrades. We generally deliver weekly upgrades through our cloud-native, multi-tenant solution, allowing us to continuously innovate and quickly adapt to meet ever-evolving client needs.
●	Institutional Investment Managers – We deliver an intelligent solution that can replace or supplement institutional investment management clients’ legacy systems and can be utilized as a unifying hub across other existing systems, improving our clients’ operational inefficiencies and providing access to more relevant and simplified workflows and technologies. This intelligent solution gives large, less-agile clients the ability to replace their existing systems at their own pace, as they become better positioned to reduce their costly and inefficient legacy technology dependencies.

The Enfusion Solution

Our cloud-native, purposefully-designed, end-to-end solution gives our clients the ability to easily access and analyze investment information in real time, perform complex calculations quickly and interact with markets electronically adding up to better, more informed investment decisions and actions. Our solution is highly configurable to different work streams, client segments and asset classes. Rather than relying on large, specialized workforces necessary for local or tenant-by-tenant deployments, modifications to our solution are made remotely within one code-base and without client intervention or interaction. Software enhancements developed for individual, sponsoring clients are made available to all clients at the same time. This process, where our community of clients continuously contributes to the ever-evolving nature of our solution, strengthens the value of the solution to all of our clients. Further, Enfusion’s open and flexible architecture easily integrates into clients’ existing technology stacks via APIs and other connectivity and is adaptable to our clients’ existing internal and third-party systems. With a limited footprint, wide-ranging use-cases and ‘anywhere’ access across multiple mediums, our solution increasingly serves as the operational epicenter for our clients.

Our solution, comprised of mission critical systems integrated with a suite of technology-powered, managed services, serves the full investment lifecycle, driving better insights into and control over the business activities of the investment manager and investment operations. We recognize that, despite increasing market pressures to the contrary, some clients may not be in a position to replace all of their systems at once. Therefore, we have designed our solution to allow our clients to use some or all of our solution to manage their investment lifecycle workflow and also to augment or integrate into their existing workflows or systems, giving them the flexibility to expand their usage and us the ability to solve their unique needs through time.

Our solution is utilized by variety of users including portfolio managers, traders, compliance officers, operational support staff and executive management, all of whom benefit from role-based functionality underpinned by a single dataset. This single dataset enables each of these users to generate valuable insights while operating on the same real-time information governed by appropriate access controls. The end-to-end functionality our solution provides is detailed below:

●	Portfolio Management System, or PMS: Able to comprehensively construct and re-balance investment portfolios, this system generates a real-time investment book of record, or IBOR, for CIOs and portfolio managers, features a full suite of valuation and risk tools and allows users to analyze aggregated or decomposed portfolio data by any number of customizable dimensions.
●	Order and Execution Management System, or OEMS: Intertwined with our PMS, this module offers portfolio managers, traders, compliance teams and analysts the ability to electronically communicate trade orders for a variety of asset classes and with a choice of hundreds of executing counterparties globally, manage trade orders and systemically enforce trading regulations and internal guidelines.
●	Accounting/General Ledger System: Underpinning our PMS and OEMS systems, our accounting system features a proper double-entry ledger that automates the posting of general ledger journal entries for all cash and securities transactions directly from our PMS—providing CFOs, COOs, accountants and operations teams a complete, real-time accounting book of record, or ABOR.
●	Enfusion Analytics System: Connected in real time with our PMS and OEMS, Enfusion Analytics system enables CIOs, portfolio managers, traders and analysts to utilize the solution’s comprehensive client data insights to analyze portfolios through time horizons and automate customized visualized reports for both internal and external stakeholders. This module also acts as a centralized data warehouse that may be accessed or utilized by both individual and systematic users.
●	Technology-Powered, Managed Services: We offer access to technology-powered, managed services designed to maximize the power of the Enfusion solution. By using expert teams empowered by technology to address time-consuming front-, middle- and back-office administrative tasks related to the investment lifecycle such as performing various fund and position level reconciliations, processing corporate actions, proactive trade break resolutions, and back up accounting against fund administrators, our clients are able to focus on their highest-value business activities and recognize the full benefit of our solution.

Our Market Opportunity

Investment managers spend significant time and resources supporting their business processes, which is intensifying as their industry continues to become more complex and subject to unprecedented pace of change. It is critical that investment managers have the tools to confidently make and execute upon better-informed investment decisions in real time and, in turn, remain competitive. Accordingly, the demand for a comprehensive investment lifecycle, cloud-native solution that simplifies workflows by unifying mission-critical systems and coalescing data into a single dataset will continue to increase.

The Enfusion solution, comprised of mission-critical systems integrated with a suite of technology-powered, managed services, is designed to eliminate the inherent constraints and maintenance demands tied to managing legacy and disparate technology as well as aggregating and validating data across workflows, allowing our clients to focus on innovation and investment returns. Our flexible architecture, built on a single codebase, gives us the ability to provide weekly software upgrades with improvements and new capabilities and, in turn, allows us to match the unprecedented pace of change and continuously evolve to meet our clients’ needs.

We believe there is a significant opportunity for us to replace competing legacy products as well as in-house proprietary technology. Our solution provides clients with flexibility to augment their existing systems, replace all legacy systems at once, or to take a more gradual approach, initially utilizing one system or limited parts of our solution and then gradually expanding utilization. Our solution is built for plug-and-play integration, with flexible APIs and other forms of connectivity that make it easy for clients to connect with other solutions or supporting parties.

Our Clients and Client Service

Enfusion has a diverse, global client base of 734 clients as of December 31, 2021, ranging from alternative investment managers such as hedge funds of all types, family offices and corporate investment arms, to institutional investment managers such as traditional investment managers and mutual funds. Our client base spans our geographic reach; as of December 31, 2021, 57.6% of clients are from the Americas, 15.5% are from EMEA and 26.9% are from APAC.

Our client-centric approach is embedded in the operating ethos across Enfusion. Our most important goal is to hold a high standard that couples both excellent ongoing innovation and excellent client experience. We believe our client-centric approach differentiates Enfusion and is made possible by our solution’s nimble, single-codebase architecture that is delivered in a one-to-many manner. In practice, our structure allows us to dedicate resources to our clients holistically, driving a superior client experience from the point of identifying a sales opportunity to product and services implementation and continuing throughout the client relationship. By providing dedicated continuity in the servicing team assigned to each client, we are able to ensure that our clients are continuously interfacing with familiar Enfusion employees that understand their business, workflows, daily needs and product use leading to increased efficiency and improved client experience.  We also provide dedicated support teams and 24-hour, follow-the-sun support, six days a week, to all of our clients and with no additional charge.

Our Revenue Model

We derive the vast majority of our total revenues (98.8% for the year ended December 31, 2021) from our recurring subscription-based revenues. Client subscription fees are comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed services fees, all of which take into account client complexity. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

Historically, our subscription contracts have typically had a term of one year and a 30-day cancellation clause, though our more recent contracts have typically been for multi-year terms and do not allow cancellation for convenience.  Invoicing typically occurs in monthly installments at the end of each month  during the subscription period.

Our Growth Strategy

We continue to advance our position as a leading technology partner to the investment management industry. The key components of our growth strategy include:

●	Continue Broadening Our Client Base: There are significant opportunities to expand our client base across the various client segments we serve today. We believe we are the leading cloud-native, SaaS provider to the global hedge fund sector and expect that as the alternative investment sector grows, we will continue to extend our position. In addition, we continue to extend this growth through increasing adoption by larger institutional asset management clients due to increasing acceptance of cloud technology and the robust capabilities of our solution that better meet their evolving needs and address their existing pain points. The proportion of new client signings from established investment managers replacing competitor or internal systems was 58% for the year ended December 31, 2021, as compared to 41% for the year ended December 31, 2020, demonstrating increased new client activity from established firms versus newly launched funds. Taking advantage of the unique position that allows us to sell our products and services through shorter sales cycles and on faster client implementation timelines, we continue to expand our sales efforts to aggressively capitalize on opportunities in this client segment. Our success in signing new clients is also supported by referrals from our existing clients, client stakeholders when they transit to other or launch new organizations, industry channel partners and strategic partners.
●	Expanding Relationships with Existing Clients: We believe there is a significant opportunity to further expand our relationships with existing clients as they continue to evolve and grow in size and expand into new markets and strategies or as we provide new functionality or release new systems or services. We also believe we have a significant opportunity to expand our relationship with existing clients that were not in a position to replace all of their systems at once when they first engaged with us. For those clients that elect to initially utilize some portion of our solution or only use our solution for a particular strategy or fund, we find that once they experience the advantages of our end-to-end solution, many seek opportunities to expand the breadth of their relationship with us to further help improve their investment management workflows and technology infrastructure.
●	Ongoing Pace of Innovation: To retain and expand our client base, we continuously evaluate opportunities to advance our solution through increased breadth and depth of functionality to enrich overall experience and better enable our clients to achieve their investment goals and solve for a broad array of business, operational and technology challenges. We invest heavily in innovation and, on a weekly basis, deliver enhancements and added functionality based on our ongoing dialogues with our clients and consistent with our commitment to grow and evolve with our clients.
●	Geographic Expansion: We believe there are attractive, untapped opportunities across various geographies within which we can expand our business. For the year ended December 31, 2021, approximately 65% of our total revenues were generated in the Americas and 35% were generated outside of the Americas. We are globally situated in ten offices in Chicago, New York, São Paulo, London, Dublin, Hong Kong, Singapore, Sydney, Mumbai and Bangalore. We continue to invest in expanding our presence and capitalize on opportunities in markets such as Europe, Latin America and Asia-Pacific, where we opened an Australian office in 2021. In 2021, we signed 229 clients across the world, representing a 43% increase from 2020.
●	Selectively Pursue Acquisitions: We may selectively pursue strategic acquisitions of complementary businesses and technologies that improve and accelerate our ability to deliver world-class investment management products and services and excellent client experience.

Our Go-To Market Strategy

We sell subscriptions to our cloud-native solution through the demand generated globally by our marketing efforts, using our direct sales force and by leveraging client referrals, industry channel partners and strategic alliances.

Our industry-experienced sales team includes sales development representatives, field sales representatives organized by market segment and region and solution engineers. The team is responsible for managing and developing outbound leads, driving new business and providing product demonstrations. Once a lead is identified, the team frames the unique pain points, goals and needs of the prospective client and works with the solution engineers to map a tailored end-to-end solution molded around their workflows.

Our partnerships are an important aspect of our sales and marketing strategy. We leverage a broad network of global relationships across trading systems, fund administrators, technology providers, investment systems consultants and prime brokers to further expand our reach. Through these relationships, we often receive significant prospect referrals. Our channel partners suggest our solution to their clients because they often benefit operationally from working with clients that have unified data, superior access to information, improved workflows and stringent control environment. Additionally, our simplified implementation process significantly increases our clients’ speed to market, which is beneficial to our partners whose services are largely dependent on our clients being active in the market.

Our go-to market strategy is supported by a marketing team that oversees all aspects of the Enfusion global demand generation engine including digital marketing, social media, public relations, segment marketing, graphic design, conferences and events. Our marketing efforts focus on generating and facilitating quality inbound leads, optimizing the lead generation strategy, leveraging the power of client references and testimonials, building an institutionalized and recognizable brand and promoting direct sales. We leverage online and offline marketing channels by participating in conferences, industry events and using digital marketing and social media to educate the community on who we are and the solution we provide.

Intellectual Property

We rely on a combination of trade secret, copyright and trademark laws; a variety of contractual arrangements, such as license agreements, intellectual property assignment agreements, confidentiality and non-disclosure agreements; and confidentiality procedures and technical measures to protect our rights and the intellectual property used in our business. We do not currently have any patents.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some trademarks and numerous pending trademark applications in various jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as https://www.enfusion.com/ and other variations.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.

See 1.A. Risk Factors, including the section titled “Risks Related to Our Intellectual Property,” for a description of the risks related to our intellectual property.

Our Competition

The market for investment management software and services is highly competitive and we compete with new and established providers that offer products ranging from point solutions to multi-product suites. We compete on the basis of a number of factors, including:

●	flexibility of solution;
●	quality of professional services;
●	depth of product functionality and asset coverage;
●	speed of implementations and client support;
●	innovation and responsiveness to client needs;
●	return on investment and total cost of ownership;
●	security and reliability;
●	integration and interoperability with third-party systems; and
●	ability to support regulatory requirements and compliance.

We believe that we compete favorably with respect to these factors. However, many of our competitors have greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets and broader distribution networks. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing and implementing our solution. Furthermore, we expect that our industry will continue to attract new market entrants, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets.

Incumbents such as Blackrock’s Aladdin, Broadridge, State Street Alpha, SS&C and SimCorp may provide end-to-end systems, but they are single-tenant and cloud-migrated rather than cloud-native or built for the cloud. As a result, they are not sufficiently nimble to allow for scale and often require physical provisioning, rely on large teams of specialized personnel that through time are difficult to hire, face latency issues and continue to increase the investment manager’s overall costly and inefficient legacy technology dependencies. Their single tenant and cloud-migrated structures restrict their agility and inhibit their ability to provide frequent or simultaneous upgrades to all of their clients. New entrants in the space often provide single point solutions such as trading, fund administration or portfolio analytics that are intended to be coupled with other offerings.

We believe our multi-tenant cloud-native solution, comprised of mission critical systems integrated with a suite of services, is highly differentiating. Our cloud-native, single codebase architecture allows us to serve the full investment lifecycle in a way that unifies workflows creating one dataset that accurately reflects the activities across all systems and multiple departments within a client organization in real time. Additionally, our single codebase architecture allows us to deliver faster implementation and continuously add functionality. As a result, we believe Enfusion is able to continue to innovate faster, delivering a better, more nimble solution that investment managers require in light of the global challenges they face.

Human Resources and Culture

As of December 31, 2021, we had 892 employees across the Company. Of these employees, 267 are based in the Americas and 625 are based internationally, of which 481 are based in India. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.

We believe our culture of innovation and “client first” focus fosters creativity and exploration and provides a rewarding career for our employees. Our culture is represented by a set of guiding ideas and values:

●	Grow your career: Our people are the foundation of our company. We invest in the development of our employees’ careers based on their unique talents and interests.
●	Have a global outlook: We have nine offices, covering the Americas, India, Asia and Europe. Work with people all over the world and gain a global perspective.
●	Make an impact: Our people are hands-on with our business and recognized for their results. They influence decisions, interact with clients and contribute ideas.
●	Challenge yourself: Collaborate as part of our entrepreneurial team. We are self-starters who take on challenges to propel Enfusion’s mission forward.
●	Innovation culture: We believe a good idea can come from anybody at any level. Bring your thinking and we’ll give you the space to succeed.
●	Learn from leaders: Our people are leaders in the Fintech industry. Learn from passionate pioneers, while adding your own contribution.

Additional Information

Enfusion, Inc. was incorporated in Delaware on June 11, 2021. Our principal executive offices are located at 125 South Clark Street, Suite 750, Chicago, IL 60603, and our telephone number is (312) 253-9800.

Our website address is https://www.enfusion.com/. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at https://ir.enfusion.com/ as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business and ownership of our Class A common stock is set forth below. You should carefully consider the material and other risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The risks described below are not the only risks that we face. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and prospects. As a result, the market price of our Class A common stock could decline, and you may lose all or part of your investment in our Class A common stock.

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition. Additional discussion of the risks included in this summary, and other risks that we face, can be found below and should be read together with other information in this Annual Report on Form 10-K and other filings we make with the SEC. This summary should not be relied upon as an exhaustive summary of the material risks facing our business.

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

We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance may not be indicative of our future performance. Our total revenues increased from $59.0 million in 2019 to $79.6 million in 2020 and to $111.7 million in 2021. We may not be able to sustain revenue growth consistent with our recent history, if at all. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solution, increasing competition, decreasing growth of our overall market, the impact of the COVID-19 pandemic or similar market or global adverse events beyond our control, our inability to attract and retain a sufficient number of financial institution clients, concerns over data security and any reputational harm we encounter due to our perceived or actual failure to perform, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, the price of our Class A common stock could be volatile and it may be difficult for us to maintain profitability.

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be indicative of our future performance. In addition to the other risks described in this report, factors that may affect our quarterly operating results include the following:

●	the addition or loss of clients, including through acquisitions, consolidations or failures;
●	the frequency of the use of our solution in a period and the amount of any associated revenues and expenses;
●	budgeting cycles of our clients and changes in spending on cloud-based investment management solution by our current or prospective clients;
●	changes in the competitive dynamics of our industry, including consolidation among competitors, changes to pricing, or the introduction of new products and services that limit demand for our cloud-based investment management solutions or cause clients to delay purchasing decisions;
●	the amount and timing of cash collections from our clients;
●	long or delayed implementation times for new clients, including larger clients, or other changes in the levels of client support we provide;
●	the timing of client payments and payment defaults by clients;
●	the amount and timing of our operating costs and capital expenditures;
●	changes in tax rules or the impact of new accounting pronouncements;
●	general economic conditions that may adversely affect our clients’ ability or willingness to purchase solutions, delay a prospective client’s purchasing decision, reduce our revenues from clients, or affect renewal rates;
●	unexpected expenses such as those related to litigation or other disputes;
●	the amount and timing of costs associated with recruiting, hiring, training, integrating, and retaining new and existing employees; and
●	the timing of our entry into new markets and client segments.

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

Our clients have no obligation to continue to renew their subscriptions for our solution after the expiration of the initial or current subscription term, and our clients, if they choose to renew at all, may renew for fewer users or on less favorable pricing terms. Historically, our platform subscription contracts have typically had a one-year term and were cancellable with 30 days’ notice, though our more recent contracts have typically been for multi-year terms without cancellation for convenience. Our client retention rates may decrease as a result of a number of factors, including our clients’ satisfaction with our pricing or our solution or their ability to continue their operations or spending levels. If our clients terminate their agreements or do not renew their subscriptions for our solution on similar or more favorable pricing terms, our revenues may decline and our business could suffer.

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

Cyberattacks and other malicious internet-based activity continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solution. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or solution are compromised, we could suffer substantial harm. A security breach could result in operational disruptions, loss, compromise or corruption of client or client data or data we rely on to provide our solution. In addition, a security breach may adversely impact our clients’ ability to use our systems to perform their day-to-day functions. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solution in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations.

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

Our overall performance depends in part on economic and market conditions, which may remain challenging or uncertain for the foreseeable future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of technology spending and could adversely affect our clients’ ability or willingness to purchase our cloud-based investment management solution, delay prospective clients’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength, or duration of the economic recovery or any subsequent economic slowdown in the U.S., the market generally or in our industry.

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

We currently serve our clients from two third-party co-locate data center hosting facilities located in Chicago, Illinois and Secaucus, New Jersey and therefore cannot guarantee that our clients’ access to our solution will be uninterrupted, error-free, or secure. We may experience service and application disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities, and such facilities are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or similar catastrophic events. Both we and our service providers also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement, or other unanticipated problems could result in lengthy interruptions in the delivery of our solution, cause system interruptions, prevent our clients’ account holders from accessing their accounts online, reputational harm and loss of critical data, prevent us from supporting our solution, or cause us to incur additional expense in arranging for new facilities and support.

In addition to third-party co-locate data centers where we host the data, we also depend on third-party data centers that host data on our behalf, and any disruption in the operation of these facilities could impair the delivery of our solution and adversely affect our business. We currently deploy portions of our solution and serve our clients using third-party data center services, such as Google BigQuery. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party data centers that we use.

We also depend on third-party Internet service providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet service or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, or similar catastrophic events, we could experience disruption in our ability to offer our solution and adverse perception of our solution’s reliability, termination of our agreements or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

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

Our business has recently grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our total number of employees increased from 296 as of December 31, 2019, to 482 as of December 31, 2020 and to 892 as of December 31, 2021. Managing and sustaining a growing workforce and client base geographically-dispersed in the United States and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to expand and enhance the capabilities of our sales, relationship management, implementation, client service, research and development and other personnel to support our growth and continue to achieve high levels of client service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of client service, our reputation, as well as our business and results of operations, could be materially and adversely affected.

Defects, errors, or vulnerabilities in our solution, including failures in connection with client market orders, could harm our reputation, result in significant costs to us, impair our ability to sell our solution and subject us to substantial liability.

Our cloud-based investment management solution is inherently complex and may contain errors, failures, defects, bugs, or other performance problems, particularly when first introduced or as new versions are released. Despite extensive testing, from time-to-time we have discovered errors, failures, defects, bugs, or other performance problems in our systems. In addition, due to changes in regulatory requirements relating to our clients, we may discover deficiencies in our software processes related to those requirements. Material performance problems or defects in our systems might arise in the future.

Any such errors, failures, defects, bugs, or other performance problems, or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us to remedy, damage our clients’ businesses and harm our reputation. In addition, if we have any such errors, failures, defects, bugs, or other performance problems, our clients could seek to terminate their agreements, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable, costly litigation and adverse publicity. Such errors, defects, or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solution.

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

The financial services industry is subject to rapid change and the introduction of new technologies to meet the needs of this industry will continue to have a significant effect on competitive conditions in our market. If we are unable to successfully expand our product offerings beyond our current solution, our clients could migrate to competitors who may offer a broader or more attractive range of products and services. Unexpected delays in releasing new or enhanced versions of our solution, or errors following their release, could result in loss of sales, delay in market acceptance, or client claims against us, any of which could adversely affect our business. The success of any new system depends on several factors, including timely completion, adequate quality testing and market acceptance. We may not be able to enhance aspects of our solution successfully or introduce and gain market acceptance of new applications or improvements in a timely manner, or at all. Additionally, we must continually modify and enhance our solution to keep pace with changes in software applications, database technology, and evolving technical standards and interfaces.

Uncertainties related to our ability to introduce and improve functionality, announcements or introductions of a new or updated solution, or modifications by our competitors could adversely affect our business and results of operations.

Events affecting the investment management industry could materially and adversely affect us and cause our stock price to decline significantly.

Our revenues are diversified across our client base. During the year ended December 31, 2021, no client represented more than 4% of our total revenues, and our top 10 clients represented approximately 14% of our total  revenues. However, our clients are concentrated within the investment management sector, and any events that have an adverse impact on that sector could materially and adversely affect us. Furthermore, our clients operate in the volatile global financial markets and are influenced by a number of factors outside of their control, including rising interest rates, inflation, the availability of credit, issues with sovereign and large institutional obligors, changes in laws and regulations, terrorism and political unrest or uncertainty, among others. As a result, any of our clients may go out of business unexpectedly. In addition, these clients may decide to no longer use our products and services for other reasons which may be out of our control. The loss of or events affecting any one or more of these clients could materially and adversely affect us and cause our stock price to decline significantly.

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

Our international revenues represented approximately 34%, 32% and 29% of our total revenues for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. A key element of our growth strategy is to further expand our international operations and worldwide client base. We have begun expending significant resources to build out our sales and professional services organizations outside of the United States, and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the United States may not be relevant to our ability to expand in any international market.

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

In addition, we face risks in doing business internationally that could adversely affect our business, including:

●	unanticipated costs;
●	the need to localize and adapt our solution for specific countries;
●	complying with varying and sometimes conflicting data privacy laws and regulations;
●	difficulties in staffing and managing foreign operations, including employment laws and regulations;
●	unstable regional, economic or political conditions, including trade sanctions, political unrest, terrorism, war, health and safety epidemics (such as the COVID-19 pandemic) or the threat of any of these events;
●	different pricing environments, longer sales cycles and collections issues;
●	new and different sources of competition;
●	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
●	laws and business practices favoring local competitors;
●	operational and compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax and anti-bribery laws and regulations and difficulties understanding and ensuring compliance with those laws by both our employees and our service partners, over whom we exert no control;
●	increased financial accounting and reporting burdens and complexities;
●	restrictions on the transfer of funds; and
●	differing and potentially adverse tax consequences.

The occurrence or impact of any or all of the events described above could materially and adversely affect our international operations, which could in turn materially and adversely affect our business, financial condition and results of operations.

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

Our revenues and profitability depend on the reliability and performance of our services and support. If our services or support are unavailable, or clients are dissatisfied with our performance, we could lose clients, our revenues and profitability would decrease, and our business operations or financial position could be harmed. In addition, the software and workflow processes that underlie our ability to deliver our solution has been developed primarily by our own employees and consultants. Malfunctions in the software we use or human error could result in our inability to provide our solution or underlying systems or cause unforeseen technical problems. If we incur significant financial commitments to our clients in connection with our failure to meet service level commitment obligations, we may incur significant liability and our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our clients and could consequently impair our ability to obtain and retain clients, which would adversely affect both our ability to generate revenues and our operating results or entitle the client to a related fee credit.

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

To execute our business strategy and continue to grow our solution, we must identify, attract and retain highly qualified personnel. We compete with many other companies for a limited number of software developers with specialized experience in designing, developing, and managing cloud-based and/or financial software, as well as for skilled developers, engineers and information technology and operations professionals who can successfully implement and deliver our solution. Many of the companies with which we compete for experienced personnel have greater resources than we have. As we continue to focus on growing our solution, we may experience difficulty in finding, hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to grow our solution. If we are not successful in finding, attracting, and retaining the professionals we need, we may be unable to execute our business strategy which could have a material adverse effect on our results of operations, financial condition and growth prospects.

If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, including Thomas Kim, our Chief Executive Officer, and our sales and marketing personnel, SaaS operations personnel, services personnel and software engineers. Additionally, our stakeholders increasingly expect us to have a culture that embraces diversity and inclusion in the workplace. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, including delays due to the COVID-19 pandemic, may seriously harm our business, results of operations and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.

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

Increasing our client base and achieving broader market acceptance of our cloud-based investment management solution will depend on our ability to expand our sales and marketing organizations and their abilities to obtain new clients and sell additional systems and services to existing clients. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate, if at all. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solution, our business may be harmed and our sales opportunities limited.

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

If we are unable to effectively integrate our solution with other systems used by our clients, or if there are performance issues with such third-party systems, our solution will not operate effectively and our business and reputation will be adversely affected.

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

Natural or man-made disasters outside of our control and other similar events, including the COVID-19 pandemic, may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.

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

Increases in labor costs, including salaries or wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition.

The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing salaries or wage rates, minimum wage laws, and other forms of remuneration and benefits offered to prospective employees by competitor employers, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, the labor market may become increasingly competitive. If we are unable to mitigate salary or wage rate increases driven by the increasingly competitive labor market through automation and other labor savings initiatives, our labor costs may increase, which could have an adverse effect on our business, results of operations or financial condition.

In the event we must offer increased salary, wages or other competitive benefits and incentives to attract qualified personnel, we may need to increase not only the salaries or wages of our employees, but we may need to offer such employees other competitive benefits and incentives. Further, should we fail to increase our salaries or wages competitively in response to increasing competition, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales.

We have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.

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

As described in our consolidated financial statements for the years ended December 31, 2021 and 2020, we adopted ASC 606 effective January 1, 2019. Historically, our platform subscription contracts have typically had a one-year term and were cancellable with 30 days’ notice, though our more recent contracts have typically been for multi-year terms without cancellation for convenience. The adoption of the ASC 606 policy did not have a significant impact on the recognition of revenues from our one-year contracts.

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

Regardless of the term of these contracts, revenues are generally billed one month in arrears based on utilization of the different attributes of platform so while utilization can be very predictable for certain aspects such as user fees, connectivity fees, market data fees, and technology-powered, managed services fees, other aspects such as OEMS are based on actual utilization of connections, which can be cancelled or reduced month to month.

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

Our estimates of certain operational metrics are subject to inherent challenges in measurement.

We make certain estimates with regard to certain operational metrics which we track using internal systems that are not independently verified by any third party. While the metrics presented in this report are based on what we believe to be reasonable assumptions and estimates, our internal systems have a number of limitations, and our methodologies for tracking these metrics may change over time. If investors do not perceive our estimates of our operational metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

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

We previously adopted a Change in Control Bonus Plan, which provided for the payment of cash amounts to certain eligible employees upon the occurrence of a change in control of our company. The aggregate amount of payment that could have been made to all participants under the Change in Control Bonus Plan may have been as much as 18% of the gross consideration received by us or our stockholders in a change in control transaction. The board of managers of Enfusion Ltd. LLC elected to terminate the Change in Control Bonus Plan (and all Award Units issued thereunder) effective following effectiveness of the IPO registration statement. The value, based on our valuation at the IPO, of all Award Units that are vested at effectiveness of the IPO registration statement and Award Units that would have vested within one year thereafter will be paid to participants in the Change in Control Bonus Plan in the form of vested shares of Class A common stock between the first and second anniversaries of such date of effectiveness. Based upon the IPO price of $17.00 per share, we will issue approximately 14,914,205 shares of Class A common stock to former holders of vested Award Units and 1,725,708 shares of Class A common stock to former holders of Award Units that would have vested within one year after effectiveness of the of the IPO registration statement, in satisfaction of the obligations described above. As of the date of this report, the number of shares to be issued between the first and second anniversaries of effectiveness of the IPO registration statement in satisfaction of the obligations described above will increase the aggregate number of outstanding shares of our Class A common stock and Class B common stock outstanding by approximately 16.5%, resulting in significant dilution to holders of our capital stock. In addition, in exchange for termination of an agreement pursuant to which we were obligated to pay a percentage of our annual net profits to a non-executive employee, we will issue 2,047,064 shares of Class A common stock to such employee between the first and second anniversaries of the effectiveness of the IPO registration statement. Any issuance of Class A common stock described above, or the fact of any such impending issuance, may adversely impact the market price of our Class A common stock.

The issuance of shares of our Class A common stock in satisfaction of our obligations to former participants in the Change in Control Bonus Plan has and will result in significant stock-based compensation expense. At the time of the IPO, we recognized stock-based compensation expense of approximately $268.5 million (reflecting a discount for lack of marketability due to the post-vesting restriction because, although fully vested, the shares will not be issued until at least one year after the IPO) in connection with the future issuance of shares of Class A common stock to (i) former holders of Award Units under our former Change in Control Bonus Plan and (ii) a non-executive employee in exchange for the termination of a profit sharing agreement. We recognized approximately $16.7 million in 2021 and expect to recognize $10.1 million in 2022 in stock-based compensation expense in connection with the future issuance of shares of Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan that would have vested within one year after the IPO (reflecting a discount for lack of marketability due to the post-vesting restriction because the shares will vest within the next year but will not be issued until at least one year after the IPO).  In addition, we recognized approximately $4.6 million in 2021 and expect to recognize approximately $44.1 million through 2025 in stock-based compensation related to restricted stock units granted in connection with the IPO. These non-cash charges do not impact our revenues or Adjusted EBITDA; however, they will have a direct and substantial adverse impact on our net income. The impact of these equity-related matters on our net income may adversely affect the trading price of our Class A common stock.

Risks Related to Our Intellectual Property

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

In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay sales or the implementation of our solution, impair the functionality of our solution, delay introductions of new systems, result in our substituting less-advanced or more-costly technologies into our solution or harm our reputation. In addition, we may be required to license additional intellectual property from third parties to develop and market new systems, and we cannot assure you that we could license that intellectual property on commercially reasonable terms or at all.

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

We use “open source” software in our solution, which may restrict how we use or distribute our solution, require that we release the source code of certain software subject to open source licenses, or subject us to litigation or other actions that could adversely affect our business.

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

Global privacy, data protection and security legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process personal data across our business. For example, the GDPR imposes stringent requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data and notifications in the event of data breaches and use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenues or 20 million Euros, whichever is greater. While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to means of transferring personal data from the European Economic Area. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such clients may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement. In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law, or the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime.

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

We cannot assure you that the price of our Class A common stock will equal or exceed the price at which our securities have traded at any point from and after our IPO. We cannot predict the extent to which investor interest in us will lead to the development of a trading market or how active and liquid that market may become. If an active and liquid trading market for our Class A common stock may not develop or continue, you may have difficulty selling any of our Class A common stock at a price above the price you purchase it or at all.  If an active and liquid trading market for our Class A common stock does not develop or continue, or, if not further developed, it may not be sustained and our ability to raise capital to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration will suffer.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and legal restrictions on resale discussed in the Prospectus lapse, the trading price of our Class A common stock could decline. As of December 31, 2021, we had outstanding 65,583,289 shares of Class A common stock and 47,470,972 shares of Class B common stock. Each of our directors, executive officers and holders of substantially all of our outstanding equity securities are subject to lock-

up agreements that restrict their ability to sell or transfer their shares for a period of 180 days after October 20, 2021, subject to certain exceptions. After the lock-up agreements expire, 45,316,841 shares held by our directors, executive officers and other affiliates will be eligible for sale in the public market subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. Sales of a substantial number of such shares upon expiration or earlier release of the lock-up and market stand-off agreements or, the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

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

We may issue additional shares of Class A common stock that are authorized under our amended and restated certificate of incorporation but not currently issued or reserved for issuance under our equity incentive plans. Subject to applicable law and stock exchange rules, we may issue these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. Any Class A common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our Class A common stockholders.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 79.2% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. As a result, these stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately adversely affect the market price of our Class A common stock.

Risks Related to our Organizational Structure

Enfusion, Inc. is a holding company and its only material asset after completion of the IPO is its direct and/or indirect interest in Enfusion Ltd. LLC, and it is accordingly dependent upon distributions from Enfusion Ltd. LLC to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

Enfusion, Inc. is a holding company and after the completion of the IPO has no material assets other than its direct and/or indirect ownership of Common Units. Enfusion, Inc. has no independent means of generating revenues. Enfusion, Inc. intends to cause Enfusion Ltd. LLC to make distributions to holders of its Common Units, including directly and/or indirectly Enfusion, Inc. and our Pre-IPO Common Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the Tax Receivable Agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings, or cash flow of Enfusion Ltd. LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Enfusion, Inc. needs funds, and Enfusion Ltd. LLC is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.

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

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, we expect the payments that Enfusion, Inc. may make under the Tax Receivable Agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable, the tax rate and the amount and timing of our taxable income. The amount of existing tax basis and basis adjustments acquired in the IPO was approximately $228.9 million. If all of the Pre-IPO Common Unitholders had exchanged or sold to us all of their outstanding Common Units as of December 31, 2021, we would have recognized a deferred tax asset of approximately $393.9 million and a liability under the Tax Receivable Agreement of approximately $334.3 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $20.94 per share, which was the price per share of Class A common stock as of December 31, 2021, (iii) a constant corporate tax rate of 32.13%, (iv) that we would have sufficient taxable income to fully utilize the tax benefits, and (v) no material changes in tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Pre-IPO Owners. For more information, see “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” of the Prospectus.

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

Accordingly, it is possible that the actual cash tax benefits realized by Enfusion, Inc. may be significantly less than the corresponding Tax Receivable Agreement payments. It is also possible that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions to Enfusion, Inc. by Enfusion Ltd. LLC are not sufficient to permit Enfusion, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Based upon certain assumptions described in greater detail under “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” of the Prospectus, we estimate that if Enfusion, Inc. had exercised its termination right as of December 31, 2021, the aggregate amount of the early termination payments required under the Tax Receivable Agreement would have been approximately $319.3  million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.

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

General Risk Factors

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

As an “emerging growth company” under the JOBS Act, we are relying on permitted exemptions from certain disclosure requirements. In addition, for so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and
●	submit certain executive compensation matters to stockholder advisory votes, such as “say on pay” and “say on frequency.”

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

We incur increased costs and administrative burdens in connection with operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.

As a public company, and particularly after we are no longer an “emerging growth company,” we have and will incur significant legal, accounting and other expenses, including costs resulting from public company reporting obligations under the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have begun to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have and will increase our legal and financial compliance costs and make some activities more time-consuming and costly. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Chicago, Illinois, pursuant to an operating lease that expires in 2025.  We lease additional offices in New York City and, internationally, in London, Dublin, Hong Kong, Mumbai, São Paulo, Singapore, Sydney, and Bangalore.  We believe these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “ENFN” since October 21, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2021, there were 4 holders of record of our Class A common stock. The actual number of stockholders is greater than this number and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of December 31, 2021, there were 5 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the NYSE Composite Index and the S&P Software & Services Select Industry Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on October 21, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2021. Data for the NYSE Composite Index and the S&P Software & Services Select Industry Index assume reinvestment of dividends.

The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

In connection with the Reorganization Transactions and our IPO, we issued (a) 52,997,579 shares of Class B common stock to the Pre-IPO Common Unitholders on a one-for-one basis for the number of Common Units held by such owners and (b) 48,744,182 shares of Class A common stock to the Pre-IPO Shareholders. The issuances of shares of Class A common stock and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds from IPO

On October 20, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-259635), as amended, filed in connection with our IPO, or the Registration Statement, in which we issued and sold 21,562,500 shares of our Class A common stock at the public offering price of $17.00 per share, which included the full exercise of the underwriters’ option to purchase an additional 2,812,500 shares. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as representatives of the underwriters of the offering. The IPO closed on October 25, 2021 when all of the shares offered were sold. We received net proceeds of approximately $259.7 million, after deducting the underwriting discount of $18.6 million and offering expenses of $8.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the use of proceeds from our IPO as described in the Prospectus. We used net proceeds from the IPO to (i) repay outstanding indebtedness under our credit facility, totaling approximately $98.8 million in aggregate principal amount, (ii) to satisfy approximately $15.1 million of tax withholding obligations for federal payroll taxes arising with respect to obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan, (iii) retain approximately $65.0 million for general corporate purposes and to bear all of the expenses of the IPO, and (iv) purchase 5,526,607 Common Units from our Pre-IPO Common Unitholders for an aggregate purchase price of $87.8 million.

Issuer Purchases of Equity Securities

As described above, the Company used the proceeds (net of underwriting discounts) from the issuance of 5,526,607 million shares ($87.8 million) in the IPO to purchase an equivalent aggregate number of Common Units from our Pre-IPO Common Unitholders. The average price paid per share was $15.895 (equivalent to the price per share of the shares sold in the IPO, net of underwriting discounts).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and other financial information, and should be read in conjunction with our final prospectus for our initial public offering, or IPO, dated as of October 20, 2021 and filed with the Securities and Exchange Commission, or the SEC, on October 22, 2021 pursuant to Rule 424(b) under the Securities Act, or the Prospectus. Information pertaining to fiscal year ended December 31, 2019 was included in the Prospectus under “Management’s Discussion and Analysis of Financial Position and Results of Operations”. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to the historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the section titled “Cautionary Statement” and Item 1A. Risk Factors. We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

Overview

Enfusion is a global, high-growth, software-as-a-service provider focused on transforming the investment management industry. Our solution is designed to eliminate technology and information barriers, empowering investment managers to confidently make and execute better-informed investment decisions in real time. We simplify investment and operational workflows by unifying mission critical systems and coalescing data into a single dataset resulting in a single source of truth. This allows stakeholders throughout the entire client organization to interact more effectively with one another across the investment management lifecycle.

We believe, by means of our purposefully designed interconnected systems underpinned by one dataset, we are the only solution that allows clients to see and interact with all parts of the investment management lifecycle ranging from portfolio construction, trading, risk management, accounting and operations through to investor reporting seamlessly in real time, in one screen, in one solution. As a result, our solution enables clients to better align teams, optimizing their investment decision-making operations and technology footprint and lowering operating costs. By harnessing the efficiencies, agility and scale inherent to our cloud-native, multi-tenant software that is integrated with a suite of technology-powered, managed services, we believe we have created the industry’s most compelling investment management solution, capable of shaping and addressing the evolving demands of the global investment management landscape.

Our Business Model

By virtue of our flexible and open architecture solution, we offer clients the ability to either replace their investment management systems using the end-to-end Enfusion solution integrated with technology-powered, managed services or supplement their legacy systems with select Enfusion systems such as portfolio management or accounting and over time, expand into using our full solution offering.

Additionally, our solution’s nimble, single-codebase architecture allows us to dedicate resources to our clients holistically, driving a superior client experience that is critical to our business model. When our clients subscribe to the Enfusion solution, we assign each client a dedicated service team that works with them from the moment of onboarding and throughout their contract lifetime. The continuity in the servicing team assigned to each client ensures that our clients are continuously interfacing with dedicated Enfusion employees that understand their needs, workflows and product use. It also fosters a partnership built on ongoing communication and feedback, which continuously informs the weekly upgrades and functional enhancements that we deliver to each of our clients. As we continue to scale and add clients, we benefit from an evolving solution that mirrors the needs and demands of our clients and the market, leading to a compelling competitive advantage and in turn increased client retention and revenues from expanded and new business.

Our total revenues were approximately 99.8%, 98.0% and 98.7% recurring subscription-based during the years ended December 31, 2021, 2020,  and 2019, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed service fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. In research and development, we are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers. We have also further institutionalized and increased spend in our sales and marketing efforts, both in the United States and internationally. In the latter half of 2021, we opened an office in Australia, building on our success in the APAC region and continuing to expand our global reach.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker, or CODM, reviews and assesses the performance of our business. Our total revenues were $111.7 million, $79.6 million, and $59.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Platform subscriptions and managed services revenues were $110.4 million for the year ended December 31, 2021, or approximately 98.8% of total revenues, up approximately 41.5% from $78.0 million for the year ended December 31, 2020, or approximately 98.0% of total revenues, up approximately 33.9% from $58.3 million for the year ended December 31, 2019. We had net income (loss) of $(282.2) million, $4.1 million and $12.7 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Key Factors Affecting Our Operating Results

Breadth of Our Client Bases

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

Existing Client Retention and Renewals

The growth of our revenues base from expanding relationships with our existing clients is driven by our ability to retain these clients. Our client retention also strengthens the stability and predictability of our revenue model, facilitating better management of business. Our Net Dollar Retention Rate, which is described below in the section titled “Key Metrics and Non-GAAP Financial Measures” was 115.0%, 119.6% and 111.3% for the years ended December 31, 2021, 2020 and 2019, respectively. We believe that our delivery of excellent ongoing innovation together with superior client experience is critical to our client retention and we expect to continue to invest in both areas.

Geographic Expansion

Our future growth depends, in part, on our ability to grow our client base through geographic expansion and build on the success internationally. For the year ended December 31, 2021, we generated approximately 65.3% of our total revenues in the Americas and approximately 34.7% of our total revenues outside of the Americas. For the year ended December 31, 2020, we generated approximately 67.9% of our total revenues in the Americas and approximately 32.1% of our total revenues outside of the Americas. We are globally situated in ten offices in Chicago, New York, São Paulo, London, Dublin, Hong Kong, Singapore, Sydney, Mumbai and Bangalore. We continue to invest in expanding our presence and capitalize on opportunities in markets such as Latin America and Asia Pacific. We continue to make investments in our sales and marketing efforts in regions outside of the Americas to capture the sizeable revenue opportunity.

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

Impact of the COVID-19 Pandemic

While the COVID-19 pandemic has significantly affected the global economy, it has not significantly affected our financial results for the year ended December 31, 2021. While the COVID-19 pandemic had a temporary impact on the level of client dialogue, it altogether reinforced our value proposition and amplified the need for our clients to be able to operate systems remotely. In terms of demand, while general economic headwinds have adversely impacted budgets of clients, we believe actions and restrictions in response to the COVID-19 pandemic have served to highlight the criticality of our products, which we expect to drive increased demand over time.

As the situation surrounding the COVID-19 pandemic remains fluid, we are actively managing our response. The extent of the effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict.

Effects of the Reorganization Transactions on our Corporate Structure

We were incorporated as Enfusion, Inc. on June 11, 2021 and formed for the purpose of the IPO. Following the completion of the Reorganization Transactions (as defined in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), we became a holding company and our sole material asset is an indirect ownership interest in Enfusion Ltd. LLC, or the LLC.  Through our ability to control the managing member of the LLC, we control all of the business and affairs of the LLC. All of our business is conducted through the LLC and its subsidiaries and the financial results of the LLC will be included in the consolidated financial statements of Enfusion, Inc.

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

Components of Our Results of Operations

Revenues

Platform subscriptions

Platform subscriptions revenues consists primarily of user fees to provide our clients access to our cloud-based solution. Fees consider various components such as number of users, connectivity, trading volume, data usage and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return right. Platform subscription revenues are generally recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Historically, our platform subscription contracts have typically had a one-year term and were cancellable with 30 days’ notice, though our more recent contracts have typically been for multi-year terms without cancellation for convenience. Installment payments are invoiced at the end of each calendar month during the subscription term.

Managed services

Managed services revenues primarily consists of client-selected middle- and back-office, technology-powered services. We recognize revenues monthly as the managed services are performed with invoicing occurring at the end of the month. Generally, invoices have a 30-day payment period in accordance with the associated contract. There is no financing available.

Other

Other revenues consists of non-subscription-based revenues, such as software enhancements developed for individual, sponsoring clients, but received by all clients, and data conversion and services that integrate a client’s historical data into our solution. We recognize revenues monthly as these services are performed with invoicing occurring at the end of each month.

Cost of Revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of our software and services, including base salaries, bonuses, employee benefits and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead and certain direct data and hosting costs, and stock-based compensation (approximately $380 thousand in 2021).  Our cost of revenues has fixed and variable components and depends on the type of revenues earned in each period. We expect our cost of revenues to increase in absolute dollars as we continue to hire personnel to provide hosting services and technical support to our growing client base. We anticipate additional expenses as a result of stock-based compensation expenses for the contingently issuable shares of our Class A common stock that will vest within one year of the IPO due to continued employment requirements, or the Contingently Issuable Shares,  restricted stock units granted in connection with the IPO, and other equity awards to be issued under our equity plans.

Operating Expenses

We recognized an aggregate amount of approximately $268.5 million in stock-based compensation expense in the fourth quarter of 2021 in connection with the future issuance of shares of Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan and to a non-executive employee in exchange for the termination of the profit sharing agreement, described in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, in 2021 we recognized approximately $21 million in stock-based compensation expenses related to the Contingently Issuable Shares and restricted stock units granted in connection with the IPO. We present stock-based compensation expense within Cost of revenues, General and administrative, Sales and marketing and Technology and development based on the individual employees’ department. We anticipate additional operating expenses as a result of stock-based compensation expense related to the Contingently Issuable Shares and restricted stock units granted in connection with the IPO, and other equity awards to be issued under our equity plans.

General and administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting and administrative personnel, including salaries, benefits and bonuses fees for external legal, accounting, recruiting and other consulting services, and stock-based compensation. We expect these expenses will increase as we continue to expand our client base and our geographic footprint and as we incur costs associated with being a publicly-traded company, including additional legal, audit and consulting fees.

Sales and marketing

Sales and marketing expenses consist primarily of personnel and related costs associated with our sales and marketing staff, including base salaries, employee benefits, bonuses and commissions, and stock-based compensation. We expect our sales and marketing expenses to continue to increase as we implement new marketing strategies and build our professional sales organization to support our client base growth and geographic expansion.

Technology and development

Technology and development expenses consist primarily of research and development activities, non-capitalizable costs of developing content and certain overhead allocations, and stock-based compensation. These costs include employee-related costs, consulting services, expenses related to the product design, development, testing and enhancements of our subscription services. We expect that our technology and development expenses will increase in absolute dollars and may increase as a percentage of our revenues as we continue to enhance our platform functionality and develop new content and features. Additionally, our technology and development expense may fluctuate as a percentage of our total revenues from period to period depending on the timing of development.

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

Non-Controlling Interests

Non-controlling interests represent the portion of profit or loss, net assets and comprehensive loss of our consolidated subsidiary that is not allocable to the Company based on our percentage of ownership of this entity. Income or loss attributed to the non-controlling interests is based on the Common Units outstanding during the period and is presented on the consolidated statements of operations and consolidated statements of comprehensive income.

Key Metrics and Non-GAAP Financial Measures

In connection with the management of our business, we identify, measure and assess a variety of key metrics and use certain non-GAAP financial measures. The key metrics and non-GAAP financial measures we use in managing our business are set forth below.

Annual Recurring Revenue

We calculate Annual Recurring Revenue, or ARR, by annualizing platform subscriptions and managed services revenues recognized in the last month of the measurement period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients and our ability to maintain and expand our relationship with existing clients. ARR was $127.1 million, $93.4 million, and $68.0 million as of December 31, 2021, 2020 and, 2019, respectively. ARR is included in a set of metrics we calculate monthly to review with management as well as periodically with our board of directors.

Net Dollar Retention Rate

We calculate Net Dollar Retention Rate as of a period end by starting with the ARR for all clients as of twelve months prior to such period end or Prior Period ARR. We then calculate the ARR from those same clients as of the current period end, or Current Period ARR. Current Period ARR includes expansion within existing clients inclusive of contraction and voluntary attrition, but excluding involuntary cancellations. We define involuntary cancellations as accounts that were cancelled due to the client no longer being in business. We identify involuntary cancellations based on representations made by the client at the time of cancellation. Our Net Dollar Retention Rate is equal to the Current Period ARR divided by the Prior Period ARR.

Our Net Dollar Retention Rate was 115%, 119.6%, and 111.3% as of December 31, 2021, 2020 and 2019, respectively. We believe Net Dollar Retention Rate is an important metric because, in addition to providing a measure of retention, it indicates our ability to grow revenues within existing client accounts.

Revenue Churn Rate and Adjusted Revenue Churn Rate

We calculate our Revenue Churn Rate by measuring the revenue contribution associated with clients that cancel all of their product and service agreements with us over the measurement year. This cancelled revenue contribution for each such client is calculated as the revenues recognized for such clients over the trailing 12 months prior to the month in which the client cancelled its product and service agreements. We then divide this cancelled revenue contribution by the

ARR calculated for the prior period to calculate our Revenue Churn Rate. Our Revenue Churn Rate for the years ended December 31, 2021, 2020 and 2019 was 3.7%, 5.2% and 10.1%, respectively.

We also calculate an Adjusted Revenue Churn Rate which excludes all involuntary cancellations as described above. Our Adjusted Revenue Churn Rate for the years ended December 31, 2021, 2020 and 2019 was 0.6%, 0.9% and 0.3%, respectively. We believe our Revenue Churn Rate and Adjusted Revenue Churn Rate are important metrics because they indicate our ability to retain our existing client base.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, U.S. GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain items of a non-recurring or unusual nature, as well as payments to repurchase management incentive awards from our Change in Control Bonus Plan and initial public offering costs, and stock-based compensation expense. We believe excluding these expenses from the non-GAAP financial measures is useful to both management and investors because it facilitates comparability of period to period results, provides meaningful supplemental information regarding our core operating performance, and does not result in the non-GAAP measures being misleading.  In particular, stock-based compensation expense is not comparable across companies given the variety of valuation methodologies and assumptions.  Adjusted EBITDA Margin represents Adjusted EBITDA divided by total  revenues.

These measures are presented because they are the primary measures used by management to evaluate our financial performance and for forecasting purposes. This non-GAAP financial information is useful to investors because it eliminates certain items that affect period-over-period comparability and provides consistency with past financial performance and additional information about underlying results and trends by excluding certain items that may not be indicative of our business, results of operations or outlook. Additionally, we believe that these and similar measures are widely used by securities analysts, investors and other interested parties as a means of evaluating a company’s operating performance.

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures, are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures determined in accordance with U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP, but rather as supplemental information to our business results. Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items or events being adjusted. In addition, other companies may use different measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA and Adjusted EBITDA Margin as tools for comparison.

The following table reconciles net income to Adjusted EBITDA. Net income, calculated in accordance with U.S. GAAP, is the most directly comparable financial measure to Adjusted EBITDA.

	Year Ended December 31,
(dollars in thousands)	2021	2020
Net income	$(282,242)	$4,061
Adjustments:
Interest expense	4,594	1,662
Income taxes	579	433
Depreciation and amortization	3,975	2,291
Payment for management incentive award	418	16,860
Stock-based compensation expense	289,803	—
Tax payment on stock-based compensation	4,570	—
Loss on debt extinguishment	1,215	—
Adjusted EBITDA	$22,912	$25,307
Net income margin	(252.7)%	5.1%
Adjusted EBITDA Margin	20.5%	31.8%

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
(in thousands)	2021	2020

REVENUES:
Platform subscriptions	$103,259	$73,550
Managed services	7,119	4,436
Other	1,322	1,579
Total revenues	111,700	79,565

COST OF REVENUES:
Platform subscriptions	27,195	18,015
Managed services	4,425	2,512
Other	225	831
Total cost of revenues	31,845	21,358
Gross profit	79,855	58,207

OPERATING EXPENSES:
General and administrative	150,614	35,888
Sales and marketing	51,725	9,927
Technology and development	153,400	6,318
Total operating expenses	355,739	52,133
(Loss) Income from operations	(275,884)	6,074

NON-OPERATING INCOME (EXPENSE):
Interest expense	(4,594)	(1,662)
Other income (expense)	(1,185)	82
Total non-operating income (expense)	(5,779)	(1,580)

(Loss) income before income taxes	(281,663)	4,494
Income taxes	579	433
Net (loss) income	(282,242)	4,061
Net loss attributable to non-controlling interests	(123,925)	—
Net (loss) income attributable to Enfusion, Inc.	$(158,317)	$4,061

Revenues

	Year Ended December 31,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Revenues:
Platform subscriptions	$103,259	$73,550	$29,709	40.4%
Managed services	7,119	4,436	2,683	60.5%
Other	1,322	1,579	(257)	(16.3)%
Total revenues	$111,700	$79,565	$32,135	40.4%

Total revenue was $111.7 million for the year ended December 31, 2021, compared to $79.6 million for the year ended December 31, 2020, representing an increase of $32.1 million or 40.4%.

Platform subscriptions

Platform subscriptions revenue increased from $73.6 million for the year ended December 31, 2020 to $103.3 million for the year ended December 31, 2021, representing an increase of $29.7 million. The increase in platform subscription revenues was primarily driven by an increase in revenues from new clients of approximately $22 million.  Revenue also increased for existing clients; this increase includes the full-period impact of prior period sales, sales of new services, and contractual growth, partially offset by reductions in revenue due to client churn. In addition, a price increase for our OEMS contributed to the increase in revenues for platform services.

Managed services

Managed services revenue increased from $4.4 million for the year ended December 31, 2020 to $7.1 million for the year ended December 31, 2021, representing an increase of $2.7 million. The increase in managed services revenues was driven by increased revenues from new clients of approximately $2 million, and increases in revenue from existing clients, partially offset by reductions in revenue due to client churn.

Other

Other revenues decreased from $1.6 million for the year ended December 31, 2020 to $1.3 million for the year ended December 31, 2021, representing a decrease of $257 thousand. The decrease in other revenues was driven by a decrease in non-recurring service fees.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Year Ended December 31,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Cost of revenues:
Platform subscriptions	$27,195	$18,015	$9,180	51.0%
Managed services	4,425	2,512	1,913	76.2%
Other	225	831	(606)	(72.9)%
Total cost of revenues	$31,845	$21,358	$10,487	49.1%

Gross profit	$79,855	$58,207	$21,648	37.2%

Gross profit margin	71.5%	73.2%

Cost of Revenues

Cost of revenues increased by $10.5 million from $21.4 million for the year ended December 31, 2020 to $31.8 million for the year ended December 31, 2021, or an increase of 49.1%. For both platform subscriptions and managed services, the increase was primarily driven by an increase in personnel-related costs resulting from headcount additions to support our continued growth.  Greater hosting costs, data fees, and stock-based compensation expense of approximately $377 thousand also contributed to the increase over the prior period.

Gross profit increased by $21.6 million from $58.2 million for the year ended December 31, 2020 to $79.9 million for the year ended December 31, 2021. The decrease in overall gross profit margin as a percentage of sales was primarily attributable to increased personnel costs for onboarding and client services.

Operating Expenses

	Year Ended December 31,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Operating expenses:
General and administrative	$150,614	$35,888	$114,726	319.7%
Sales and marketing	51,725	9,927	41,798	421.1%
Technology and development	153,400	6,318	147,082	2,328.0%
Total operating expenses	$355,739	$52,133	$303,606	582.4%

General and administrative

General and administrative expenses increased by $114.7 million from $35.9 million for the year ended December 31, 2020 to $150.6 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to stock-based compensation expense of $112.8 million.  Increased corporate personnel costs and expenditures for professional services, such as consulting and corporate insurance fees,  also contributed to the increase in general and administrative expenses.  The increase in general and administrative expenses was offset by a decrease due to a non-recurring payment of $16.9 million to repurchase Award Units recorded in the prior year (see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Sales and marketing

Sales and marketing expenses increased by $41.8 million from $9.9 million for the year ended December 31, 2020 to $51.7 million for the year ended December 31, 2021. The increase in sales and marketing expense was primarily attributable to stock-based compensation expense of $36.3 million. The increase was also driven by higher personnel costs related to our continued focus on the growth of our professional sales organization, and increased commission expenses.

Technology and development

Technology and development expense increased by $147.1 million from $6.3 million for the year ended December 31, 2020 to $153.4 million for the year ended December 31, 2021.  The increase in technology and development expense was primarily attributable to stock-based compensation expense of $140.3 million.  In addition, the increase in technology and development expense was driven by an increase in personnel costs to support growth of our product development and client services groups.

Non-Operating Income (Expense)

	Year Ended December 31,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Interest expense	$4,594	$1,662	$2,932	176.4%
Other (income) expense	1,185	(82)	1,267	1,545.1%
Total non-operating expense	$5,779	$1,580	$4,199	265.8%

The overall change in non-operating expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was driven primarily by an increase of approximately $2.9 million in interest expense, and a loss on debt extinguishment of $1.2 million related to the payment of the term loan in connection with the IPO, included in Other (income) expense.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt. As of December 31, 2021, we had cash of $64.4 million and $5.0 million in available borrowing capacity under our Revolving

Debt (as defined below).  On October 25, 2021, we completed our IPO, which resulted in the issuance and sale of 21,562,500 shares of our Class A common stock at the IPO price of $17.00, generating net proceeds of approximately $260.5 million (on a cash basis) after deducting underwriting discounts and other offering costs, of which we used $98.8 million to repay the outstanding indebtedness under our term loan, $87.8 million to purchase Common Units from our Pre-IPO Common Unitholders, and $10.6 million for the payment of withholding taxes on stock-based compensation. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors. As a result of the IPO, we expect that our future uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement. Further, we will incur charges to satisfy payroll withholding taxes arising from obligations to issue 1,725,708 shares of Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan, which will vest upon satisfaction of associated service conditions.   We may in the future enter into arrangements to acquire or invest in complementary businesses, services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
			Increase (Decrease)
($ in thousands)	2021	2020	Amount	Percent
Net cash (used in) provided by operating activities	$(318)	$1,665	$(1,983)	(119.1)%
Net cash (used in) investing activities	(8,014)	(5,068)	(2,946)	(58.1)%
Net cash provided by (used in) financing activities	58,849	11,559	47,290	409.1%
Effect of exchange rate changes on cash	(90)	(116)	26	22.4%
Net increase (decrease) in cash	$50,427	$8,040	$42,387	527.2%

Operating activities

We used $318 thousand in cash flows from operating activities during the year ended December 31, 2021, resulting from our net loss of $282.2 million, adjusted by non-cash charges of $296.7 million (of which $289.8 million is related to stock-based compensation expense), and offset by $14.7 million of cash used in working capital activities.

We generated $1.7 million in cash flows from operating activities during the year ended December 31, 2020, resulting from our net income of $4.1 million, adjusted by non-cash charges of $3.4 million, and offset by $5.8 million of cash used in working capital activities. Cash flows from operations was impacted by a non-recurring cash payment of $16.9 million to repurchase Award Units awarded under the Change in Control Bonus Plan (see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Cash used by working capital accounts was primarily due to increases in accounts receivable, consistent with our revenue growth.

Investing activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $8.0 million and $5.1 million, respectively, which was comprised of cash outflows for property and equipment purchases.

Financing activities

We generated $58.8 million in cash flows from financing activities during the year ended December 31, 2021, resulting from net proceeds from the issuance of our Class A common stock in connection with the IPO of $260.5 million (on a cash basis), offset by the purchase of common units from our Pre-IPO common unit holders of $87.8 million, the repayment of our Term Loan of $100.0 million, payment of withholding taxes on stock-based compensation of $10.6 million, and the payment of $3.3 million in tax distributions to certain members prior to the IPO.

We generated $11.6 million in cash flows from financing activities during the year ended December 31, 2020, resulting from the issuance of Class D Units for $93.3 million, largely offset by redemptions of Class A Units of $76.6 million. We also received proceeds of $71.2 million from the increased Term Loan borrowing, of which $71.1 million was distributed to certain members of Enfusion Ltd. LLC, and paid $4.6 million in tax distributions to certain members.

Indebtedness

On August 2, 2019, we entered into a credit agreement, or the Credit Agreement, with Silicon Valley Bank, or SVB, that provided for a $30.0 million term loan, or the Term Loan, and a $2.0 million revolving debt facility, or the Revolving Debt. Net proceeds of $24 million were distributed to certain members of Enfusion Ltd. LLC (see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On April 13, 2020, we drew $1.8 million of the Revolving Debt to expand our liquidity amid the uncertainty of the COVID-19 pandemic. We repaid the $1.8 million of Revolving Debt principal (plus de minimis interest) on September 24, 2020. On August 9, 2020, the Credit Agreement was amended and restated to increase the commitment amount of the Revolving Debt from $2.0 million to $5.0 million. On December 17, 2020, the Term Loan agreement was amended and restated to increase the outstanding principal balance to $100.0 million. Net proceeds of $71.1 million from the Term Loan were distributed to certain Members of Enfusion Ltd. LLC.

On October 19, 2021, we amended and restated the Credit Agreement. This amendment and restatement did not change the terms of the Credit Agreement other than joining Enfusion, Inc. as a co-borrower and providing transition and replacement rates for the LIBOR rate. On October 25, 2021, we repaid the outstanding indebtedness under the Term Loan, totaling approximately $98.8 million in aggregate principal amount. The Credit Agreement continues to provide for the Revolving Debt in the amount of $5.0 million.

Prior to its repayment, borrowings under the Term Loan bore interest with a fixed component of 4.25% as well as a variable component based on LIBOR. The LIBOR rate for the Term Loan was subject to a minimum of 1%. The selected one-month LIBOR rate for the Term Loan on December 31, 2020 was below the 1% minimum. Thus, the interest rate for the Term Loan as of December 31, 2020 was 5.25%. In addition, we were required to pay $1.25 million each quarter of principal repayment commencing on September 30, 2021.

The Credit Agreement contains certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements for the years ended December 31, 2021 and December 31, 2020, respectively.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

We have service agreements for the use of data processing facilities. As of December 31, 2021, these service agreements expire at various dates through 2023. We also lease office space under operating lease agreements.

As of December 31, 2021, our contractual obligations consisted of: (i) operating lease obligations of $11.0 million, of which $4.4 million is due in 2022 and $6.6 million is due thereafter, and (ii) service agreement obligations of $489 thousand, a majority of which are due in 2022.

As of December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. We estimate the amount of existing tax basis and basis adjustments acquired in the IPO to be approximately $228.9 million.  If all of the Pre-IPO Common Unitholders had exchanged or sold to us all of their outstanding Common Units as of December 31, 2021, we would have recognized a deferred tax asset of approximately $393.9 million and a liability under the Tax Receivable Agreement of approximately $334.3 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $20.94 per share, which was the price per share of Class A common stock as of December 31, 2021, (iii) a constant corporate tax rate of 32.13%, (iv) that we would have sufficient taxable income to fully utilize the tax benefits, and (v) no material changes in tax law.

There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions directly and/or indirectly to Enfusion, Inc. by Enfusion Ltd. LLC are not sufficient to permit Enfusion, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Late payments under the Tax Receivable Agreement generally will accrue interest at an uncapped rate equal to one-year LIBOR (or its successor rate) plus 100 basis points. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the pre-IPO owners.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statement and amounts of revenues and expenses reported during the period. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.

Revenue Recognition

Revenue recognition requires judgment and the use of estimates. We derive revenues primarily from fees for platform subscriptions to our cloud-native solution and managed service fees which include fees related to client-selected middle and back-office services on our clients’ behalf using our platform. Historically, most of our contracts had a one-year term and were cancellable with 30 days’ notice, though our most recent contracts have typically been for multi-year terms without cancellation for convenience. Revenues are recognized when control of these services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to in exchange for these services. Revenues are recognized net of taxes applicable to service contacts.

Our service contracts with clients can include multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. However, all distinct performance obligations within a contract are satisfied over the same period of time with the same measure of progress. Accordingly, each distinct performance obligation within a contract has the same pattern of revenue recognition. We have determined that implementation services are not distinct from the ongoing platform subscription services due to the highly specialized knowledge required to execute on our solution. Such services are recognized with the platform subscription services revenue over time.

Stock-based Compensation

In connection with the IPO, we adopted the 2021 Stock Option and Incentive Plan, or 2021 Plan.  The 2021 Plan allows our compensation committee to make incentive awards to our officers, employees, directors and service providers.  We also adopted the 2021 Employee Stock Purchase Plan, or 2021 ESPP. The Company measures stock compensation expense for its share-based payment awards at fair value on the grant date. The fair value of share-based payment awards is determined using the fair market value of the underlying Class A common stock on the date of grant. The Company applies a discount for lack of marketability, estimated using the Finnerty Model, to the fair value of awards with post-vesting restrictions, which includes the vested shares of Class A common stock and the Contingently Issuable Shares of Class A common stock issued on the IPO effectiveness date.

For RSUs for which vesting is subject to the achievement of a market capitalization hurdle, the Company determines the fair value of these RSUs using a Monte Carlo simulation. The Monte Carlo simulations used to estimate the fair value include subjective assumptions, including the fair value of the underlying common stock, expected volatility of the price of the Company’s common stock, risk-free interest rate, expected dividend yield of common stock, and the Company’s cost of equity capital.

We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period.

Income Taxes

The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of Income tax expense in the Consolidated Statements of Operations.

Tax Receivable Agreement

In connection with the Reorganizational Transactions and IPO, the Company entered into a Tax Receivable Agreement, or the TRA, with certain of our Pre-IPO Owners that provides for the payment by Enfusion, Inc. to such Pre-

IPO Owners of 85% of the benefits, if any, that Enfusion, Inc. actually realizes, or is deemed to realize (calculated using certain assumptions), as a result of: (i) existing tax basis acquired in the IPO; (ii) increases in existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Enfusion Ltd. LLC as a result of sales or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units; (iii) Enfusion, Inc.’s utilization of certain tax attributes of the Blocker Companies; and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.  The existing tax basis, increases in existing tax basis and the tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Enfusion, Inc. and, therefore, may reduce the amount of U.S. federal, state and local tax that Enfusion, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

The Company accounts for amounts payable under the TRA in accordance with ASC 450, Contingencies. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the agreement. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the TRA could adjust the Tax receivable agreement liabilities recognized on the Consolidated Balance Sheets. Subsequent changes in the fair value of the Tax receivable agreement liabilities between reporting periods, as well as any interest accrued on the TRA between the Company's annual tax filing date and the TRA payment date, are recognized in the Consolidated Statements of Income.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2021, we had a Revolving Debt facility with SVB. We can borrow up to $5.0 million under the Revolving Debt. As of December 31, 2021, we did not have any borrowings outstanding under the Revolving Debt.

As of December 31, 2021, we do not believe we were exposed to material risks due to changes in interest rates.

Inflation Risk

Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations. We do not believe that inflation has had a material impact on our financial position or results of operations as of December 31, 2021.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. dollar. Gains or losses due to transactions in foreign currencies are included in “Other Income (Expense)” in our consolidated statements of operations. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. As of December 31, 2021, we do not believe that a 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

Item 8. Financial Statements and Supplementary Data

ENFUSION, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enfusion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enfusion, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, preferred units, stockholders’ equity and members’ deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Chicago, Illinois

March 30, 2022

ENFUSION, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except shares and unit amounts and par value)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$64,365	$13,938
Accounts receivable, net of allowance for doubtful accounts	18,223	12,180
Prepaid expenses and other current assets	7,090	2,793
Total current assets	89,678	28,911
Property and equipment, net	13,051	8,784
Other assets	3,356	1,404
Total assets	$106,085	$39,099

LIABILITIES, PREFERRED UNITS, STOCKHOLDERS' EQUITY AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$2,528	$484
Accrued expenses and other current liabilities	5,578	7,666
Current portion of long-term debt	—	2,500
Total current liabilities	8,106	10,650
Long-term debt, net of discount and issuance costs	—	96,063
Other liabilities	538	430
Total liabilities	8,644	107,143
Commitments and contingencies
Preferred Units:
Class C-1 Units, no par value, 28.777 Units issued and outstanding as of December 31, 2020	—	6,434
Class C-2 Units, no par value, 12.219 Units issued and outstanding as of December 31, 2020	—	44,863
Class D Units, no par value, 12.778 Units issued and outstanding as of December 31, 2020	—	114,218
Total Preferred Units	—	165,515
Stockholders' Equity/Members’ deficit:
Members' deficit, no par value, 47.968 Units issued and outstanding as of December 31, 2020	—	(233,347)
Class A Common stock, $0.001 par value; 1,000,000,000 shares authorized, 65,583,289 shares issued and outstanding as of December 31, 2021	66	—
Class B Common stock, $0.001 par value; 150,000,000 shares authorized, 47,470,972 shares issued and outstanding as of December 31, 2021	47	—
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	226,717	—
Accumulated deficit	(171,209)	—
Accumulated other comprehensive loss	(325)	(212)
Total Stockholders’ Equity attributable to Enfusion, Inc. /Members’ deficit	55,296	(233,559)
Non-Controlling Interests	42,145	—
Total Stockholders' Equity/ Members’ deficit	97,441	(233,559)
Total liabilities, Preferred Units and Stockholders’ Equity/Members’ deficit	$106,085	$39,099

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
REVENUES:
Platform subscriptions	$103,259	$73,550	$55,877
Managed services	7,119	4,436	2,379
Other	1,322	1,579	771
Total revenues	111,700	79,565	59,027

COST OF REVENUES:
Platform subscriptions	27,195	18,015	13,698
Managed services	4,425	2,512	2,563
Other	225	831	700
Total cost of revenues	31,845	21,358	16,961
Gross profit	79,855	58,207	42,066

OPERATING EXPENSES:
General and administrative	150,614	35,888	16,625
Sales and marketing	51,725	9,927	7,426
Technology and development	153,400	6,318	4,146
Total operating expenses	355,739	52,133	28,197
(Loss) income from operations	(275,884)	6,074	13,869

NON-OPERATING INCOME (EXPENSE):
Interest expense	(4,594)	(1,662)	(724)
Other income (expense)	(1,185)	82	(3)
Total non-operating income (expense)	(5,779)	(1,580)	(727)

(Loss) income before income taxes	(281,663)	4,494	13,142
Income tax expense	579	433	486
Net (loss) income	$(282,242)	$4,061	$12,656
Net loss attributable to non-controlling interests	(123,925)	—	—
Net loss attributable to Enfusion, Inc.	$(158,317)	$4,061	$12,656

Net loss per Class A common shares attributable to Enfusion, Inc.:
Basic and diluted	$(2.26)
Weighted Average number of Class A common shares outstanding:
Basic and diluted	83,045

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(282,242)	$4,061	$12,656
Other comprehensive loss, net of income tax:
Foreign currency translation loss	(90)	(116)	(86)
Total other comprehensive (loss) income	(282,332)	3,945	12,570
Comprehensive loss attributable to non-controlling interests	(123,902)	—	—
Total comprehensive (loss) income attributable to Enfusion, Inc.	$(158,430)	$3,945	$12,570

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

Consolidated Statements of Preferred Units, Stockholders’ Equity and Members’ Deficit

(dollars in thousands)

			Members’		Class A		Class B		Additional		Accumulated Other		Total
	Preferred Units		Deficit		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders’ Equity/
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Members' Deficit
January 1, 2019	32.693	$54,383	67.613	$(44,595)	-	$-	-	$-	$-	$-	$(10)	$-	$(44,605)
Net Income	-	4,623	-	8,033	-	-	-	-	-	-	-	-	8,033
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(86)	-	(86)
Redemption of Class A Units	-	-	(13.117)	(57,450)	-	-	-	-	-	-	-	-	(57,450)
Issuance of Class C-2 Units, net of issuance costs	13.117	57,307	-	-	-	-	-	-	-	-	-	-	-
Distributions - loan proceeds	-	(7,822)	-	(16,178)	-	-	-	-	-	-	-	-	(16,178)
Distributions to members	-	(3,418)	-	(7,593)	-	-	-	-	-	-	-	-	(7,593)
December 31, 2019	45.810	$105,073	54.496	$(117,783)	-	$-	-	$-	$-	$-	$(96)	$-	$(117,879)
Net Income		1,860	-	2,201	-	-	-	-	-	-	-	-	2,201
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(116)	-	(116)
Issuance of Class D Units, net of issuance costs	7.964	93,261	-	-	-	-	-	-	-	-	-	-	-
Issuance of Class D Units in a non-cash exchange, net of issuance costs	4.814	56,376	-	-	-	-	-	-	-	-	-	-	-
Redemption of Class A Units	-	-	(6.528)	(76,634)	-	-	-	-	-	-	-	-	(76,634)
Repurchase of Class C-1 Units in a non-cash exchange	(3.916)	(45,975)	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Class C-2 Units in a non-cash exchange	(0.898)	(10,538)	-	-	-	-	-	-	-	-	-	-	-
Distributions - loan proceeds	-	(32,454)	-	(38,607)	-	-	-	-	-	-	-	-	(38,607)
Distributions to members	-	(2,088)	-	(2,524)	-	-	-	-	-	-	-	-	(2,524)
December 31, 2020	53.774	$165,515	47.968	$(233,347)	-	$-	-	$-	$-	$-	$(212)	$-	$(233,559)
Activity prior to the Reorganization Transactions:
Net Income	-	6,814	-	6,078	-	-	-	-	-	-	-	-	6,078
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(145)	-	(145)
Distributions to members	-	(1,807)	-	(1,476)	-	-	-	-	-	-	-	-	(1,476)
	53.774	$170,522	47.968	$(228,745)	-	$-	-	$-	$-	$-	$(357)	$-	$(229,102)
Activity subsequent to the Reorganization Transactions:
Effect of the Reorganization Transactions	(53.774)	(170,522)	(47.968)	228,745	48,744,182	49	52,997,579	53	(27,941)	-	-	(30,384)	170,522
Issuance of Class A common stock in the IPO, net of issuance costs	-	-	-	-	16,839,107	17			143,628	-	-	116,065	259,710
Purchase of common units from Pre-IPO common unit holders and retirement of Class B common shares	-	-	-	-	-	-	(5,526,607)	(6)	(50,956)	-	-	(36,884)	(87,846)
Net Loss	-	-	-	-	-	-	-	-	-	(171,209)	-	(123,925)	(295,134)
Stock-based compensation, net of taxes paid	-	-	-	-	-	-	-	-	161,986	-	-	117,250	279,236
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	32	23	55
December 31, 2021	-	$-	-	$-	65,583,289	$66	47,470,972	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(282,242)	$4,061	$12,656
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	3,975	2,291	1,157
Provision for bad debts	1,450	1,010	266
Amortization of debt-related costs	222	60	22
Stock-based compensation expense	289,803	—	—
Loss on extinguishment of debt	1,215	—	—
Net foreign currency losses	—	1	3
Change in operating assets and liabilities:
Accounts receivable	(7,493)	(4,216)	(2,790)
Prepaid expenses and other assets	(6,477)	(1,776)	(951)
Accounts payable	2,044	41	231
Accrued expenses and other liabilities	(2,815)	193	1,712
Net cash (used in) provided by operating activities	(318)	1,665	12,306
Cash flows from investing activities:
Purchases of property and equipment	(8,014)	(5,068)	(4,429)
Net cash (used in) investing activities	(8,014)	(5,068)	(4,429)
Cash flows from financing activities:
Proceeds from term loan	—	71,211	29,700
Issuance of Class D Units, net of issuance costs	—	93,261	—
Issuance of Class C-2 Units, net of issuance costs	—	—	57,307
Proceeds from draw on revolving debt facility	—	1,800	—
Redemption of Class A Units	—	(76,634)	(57,450)
Distribution of loan proceeds to Members	—	(71,061)	(24,000)
Repayment of term loan	(100,000)	(300)	(2,000)
Repayment of draw on revolving debt facility	—	(1,800)	—
Payment of Member distributions	(3,283)	(4,612)	(11,011)
Payment of equity issuance costs on non-cash issuance of Class D Units	—	(137)	—
Payment of debt issuance and debt facility costs	—	(169)	(87)
Issuance of Class A common stock in the IPO, net of issuance costs	260,545	—	—
Purchase of common units from Pre-IPO common unit holders	(87,846)	—	—
Payment of withholding taxes on stock-based compensation	(10,567)	—	—
Net cash provided by (used in) financing activities	58,849	11,559	(7,541)
Effect of exchange rate changes on cash	(90)	(116)	(86)
Net increase in cash	50,427	8,040	250
Cash, beginning of period	13,938	5,898	5,648
Cash, end of period	$64,365	$13,938	$5,898
Supplemental disclosure of cash flow information:
Interest paid in cash	$4,813	$1,492	$588
Supplemental disclosure of non-cash financing activities:
Issuance of Class D Units in a non-cash exchange for Class C-1 and C-2 Units	$—	$56,376	$—
Effect of the Reorganization Transactions	$58,223	$—	$—
IPO costs included in Accrued expenses and other liabilities	$835	$—	$—

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Note 1   Organization and Description of Business

Enfusion, Inc. (“Enfusion” or the “Company”) is a leading provider of cloud-based order and execution management, portfolio management and risk systems. Enfusion’s clients include large global hedge fund managers, institutional asset managers, family offices and other institutional investors. Enfusion provides its clients with innovative real-time performance, risk calculations, and accounting capabilities for some of the most sophisticated financial products. The Company is headquartered in Chicago, Illinois and has offices in Chicago, New York, London, Dublin, Hong Kong, Singapore, São Paulo, Mumbai, Bengaluru, and Sydney.

Note 2   Principles of Consolidation and Basis of Presentation

Initial Public Offering and Reorganization

Enfusion, Inc. was incorporated in Delaware on June 11, 2021 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of Enfusion Ltd. LLC. On October 25, 2021, Enfusion, Inc. completed an initial public offering of 21,562,500 shares of its Class A common stock at a public offering price of $17.00 per share (the “IPO”), receiving approximately $259.7 million in net proceeds, after deducting the underwriting discount and offering expenses, which were used, among other things, to purchase 5,526,607 newly-issued LLC units from Enfusion Ltd. LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discount and estimated offering expenses.

In connection with the Company’s IPO, the Company completed a series of organizational transactions (the “Reorganization Transactions”). As a result of the Reorganization Transactions:

●	The certificate of incorporation of Enfusion, Inc. was amended and restated to, among other things, provide for 1,000,000,000 authorized shares of Class A common stock,150,000,000 authorized shares of Class B common stock, and 100,000,000 shares of preferred stock
●	The Amended and Restated Operating Agreement of Enfusion Ltd. LLC (the “LLC Operating Agreement”) was amended and restated to, among other things, modify its capital structure by reclassifying each of the outstanding units held by the Pre-IPO Common Unitholders into a new class of LLC interests (or “Common Units”), issued on a 1,000,000 to 1 basis;
●	Pursuant to the adoption of the LLC Operating Agreement, Enfusion US 1, Inc., a newly-formed wholly owned subsidiary of Enfusion, Inc., was appointed the sole managing member of Enfusion Ltd. LLC;
●	Pre-IPO Shareholders acquired 48,744,182 shares of the Company’s Class A common stock through certain restructuring transactions in exchange for their ownership interests in the Blocker Companies and Enfusion, Inc., indirectly through three new wholly-owned subsidiaries, acquiring an equal number of outstanding Common Units;
●	The Company entered into a Tax Receivable Agreement with certain of the Company’s Pre-IPO Owners that provides for the payment by Enfusion, Inc. to such Pre-IPO Owners of 85% of the benefits, if any, that Enfusion, Inc. actually realizes, or is deemed to realize (calculated using certain assumptions) as a result of (i) existing tax basis acquired in the IPO, (ii) increases in existing tax basis and adjustments to the basis of the tangible and intangible assets of Enfusion Ltd. LLC as a result of sales or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units after the IPO, (iii) Enfusion, Inc.’s utilization of certain tax attributes of the Blocker Companies, and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Enfusion, Inc. retains the benefit of the remaining 15% of the tax savings.

Enfusion, Inc. now has three wholly-owned subsidiaries: Enfusion US1, Inc., Enfusion US2, Inc. and Enfusion US3, Inc.; as well as a substantial financial interest in Enfusion Ltd. LLC and its wholly-owned subsidiaries: Enfusion Systems

ENFUSION, INC.

Notes to Consolidated Financial Statements

UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion Softech India Private Limited, Enfusion (Singapore) Pte. Limited, Enfusion do Brasil Tecnologia da Informacao Ltda, Enfusion (Australia) Pty. Ltd. and Enfusion (Shanghai) Co., Ltd.  Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income will be allocated to non-controlling interests to reflect the entitlement of the Pre-IPO Common Unitholders to a portion of Enfusion Ltd. LLC’s net income.  As of December 31, 2021, we owned approximately 58% of Enfusion Ltd. LLC.

Principles of Consolidation

The Reorganization Transactions were accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Enfusion, Inc. recognized the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Enfusion Ltd. LLC.  Accordingly, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates and assumptions include, but are not limited to, judgments affecting the measurement of the payable to related parties pursuant to the Tax Receivable Agreement, amortization periods, certain assumptions used in the valuation of stock-based compensation, assessment of the allowance for doubtful accounts, and accounting for income taxes and assessment of valuation allowances.  Actual results could differ from those estimates.

The Company’s results can also be affected by economic, political, legislative, regulatory and legal actions, including but not limited to health epidemics and pandemics and the resulting economic impact, including the impact from the COVID-19 pandemic. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

Note 3   Summary of Significant Accounting Policies

The significant accounting policies of the Company and its subsidiaries are summarized below.

Cash

Cash includes cash in banks, cash on hand, and overnight deposits.

Accounts Receivable

Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Billed accounts receivable are initially recorded upon the invoicing to clients with payment due within 30 days. Unbilled accounts receivable represent revenue recognized on contracts for which the timing of invoicing to clients differs from the timing of revenue recognition.  As of December 31, 2021 and 2020, unbilled accounts receivable was $1.3 million and $349 thousand, respectively.  The unbilled accounts receivable balance is due within one year.

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to its clients. The Company regularly determines the adequacy of the allowance based on its assessment of the collectability of the accounts receivable by considering the age of each outstanding invoice, the collection history of each client, and an evaluation of current expected risk of credit loss of any clients with known financial difficulties. The Company assesses collectability by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis for specific clients with historical collectability issues or known financial difficulties. Increases to the allowance are recognized as a charge to doubtful accounts included in General and administrative expenses in the consolidated statement of operations. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.

The Company's allowances are as follows (in thousands):

Balance at December 31, 2019	$95
Charges to the provision	1,010
Accounts written off, net of recoveries	(507)
Balance at December 31, 2020	598
Charges to the provision	1,450
Accounts written off, net of recoveries	(1,257)
Balance at December 31, 2021	$791

Property and Equipment, Net

Property and equipment is stated at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the individual assets, except for leasehold improvements, which are depreciated over the shorter of the estimated useful life of the asset or the

ENFUSION, INC.

Notes to Consolidated Financial Statements

underlying lease term. Also included in property and equipment are capitalized costs of software developed for internal use. The useful lives of property and equipment are as follows:

Property and Equipment Asset Type	Estimated Useful Lives
Software development costs	3 years
Computers and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated economic useful life or remaining lease term

Maintenance and repairs are expensed as incurred. Upon retirement or disposition, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is included in operating income.

Software Development Costs

Capitalized software costs consist of costs to purchase software to be used within the Company and costs to develop software internally. Capitalization of purchased or internally developed software occurs during the application development stage and consists of design, coding and testing.

Amortization of software development costs is calculated using the straight-line method over the estimated useful lives of the software, which is generally three years. Capitalized software development costs are recorded within property and equipment, net of accumulated amortization, within the consolidated balance sheets. Amortization expense is included in Cost of revenues – platform subscription services in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including identifiable intangibles, in accordance with the accounting standard for impairment or disposal of long-lived assets, which requires recognition of impairment of long-lived assets in the event that circumstances indicate impairment may have occurred and when the net carrying value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets occurred during the years ended December 31, 2021, 2020 and 2019.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

Level 3

Inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of December 31, 2020, the carrying value of the Company’s long-term debt approximated its fair value, which represents a Level 2 fair value measurement.  The carrying amount of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606 (“ASC 606”), Revenue Recognition.  The Company derives its revenues primarily from fees for platform subscription and managed services provided to clients. Revenues are recognized when control of these services are transferred to the Company’s clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for these services. Revenues are recognized net of taxes that will be remitted to governmental agencies applicable to service contacts.

Historically, platform subscription contracts have typically had a one-year term and were cancellable with 30 days’ notice, though our more recent contracts have typically been for multi-year terms without cancellation for convenience. Clients are invoiced each month for the services provided in accordance with the stated terms of their service contracts. Fees for partial term service contracts are prorated, as applicable. Payment of fees are due from clients within 30 days of the invoice date. The Company does not provide financing to clients. The Company determines revenue recognition through the following five-step framework:

●	Identification of the contract, or contracts, with a client;
●	Identification of the performance obligation in the contract;
●	Determination of transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, performance obligations are satisfied.

Platform subscription revenues

Platform subscription revenues consist primarily of fees for providing clients with access to the Company’s cloud-based platform. Platform subscription clients do not have the right to take possession of the platform’s software, and do not have any general return rights. Platform subscription revenues are generally recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Installment payments are invoiced at the end of each calendar month during the subscription term.

Managed services revenues

Managed services revenues primarily consist of client-selected middle and back-office services provided on our clients’ behalf using the Company’s platform. Revenue is recognized monthly as the managed services are performed, with invoicing occurring at the end of the calendar month.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Other revenues

Other revenues consists of non-subscription-based revenues, such as software enhancements developed for individual, sponsoring clients, but received by all clients, and data conversion and services that integrate a client’s historical data into our solution. We recognize revenues monthly as these services are performed with invoicing occurring at the end of each month.

Service contracts with multiple performance obligations

Our service contracts with clients can include multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. However, all distinct performance obligations within a contract are satisfied over a similar period of time with the same measure of progress. Accordingly, each distinct performance obligation within a contract has the same pattern of revenue recognition. We have determined that implementation services are not distinct from the ongoing platform subscription services due to the highly specialized knowledge required to execute on our solution. Such services are recognized with the platform subscription services revenue over time.

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following table:

	Year Ended December 31,
	2021		2020		2019
Geographic Region	Amount	Percent	Amount	Percent	Amount	Percent
Americas*	$72,994	65.3%	$54,057	67.9%	$42,158	71.4%
Europe, Middle East and Africa (EMEA)	13,491	12.1%	8,748	11.0%	6,727	11.4%
Asia Pacific (APAC)	25,215	22.6%	16,760	21.1%	10,142	17.2%
Total revenues	$111,700	100.0%	$79,565	100.0%	$59,027	100.0%

*	Includes revenues in the United States (country of domicile) of $71.9 million, $53.0 million and $41.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Remaining performance obligations

The Company has elected not to disclose the amount of the transaction price allocated to remaining performance obligations for contracts with an initial term of one year or less, which is the majority of the Company’s contracts. For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of December 31, 2021 was $23.4 million. The Company expects to recognize this amount over the next one to five years.

Deferred commissions

The Company pays sales commissions for initial contracts and expansions of existing contracts with customers. These commissions earned by certain of our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our standard contract terms

ENFUSION, INC.

Notes to Consolidated Financial Statements

and conditions, rate of technological change, and other factors. Amortization expense is included in sales and marketing expense in the accompanying consolidated statements of operations.

The balance of deferred commissions as of December 31, 2021 was $1.7 million and is included in Other assets on the Consolidated Balance Sheets.  The amount of amortization expense recognized during the year ended December 31, 2021 was $228 thousand.  Deferred commissions and amortization expense were not recorded for the year ended December 31, 2020, as the commissions earned under the prior year commission program were not incremental and recoverable costs of obtaining contracts with customers.

Cost of revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of the Company’s software and services, including base salaries, bonuses, employee benefits and related costs, Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead and certain direct data and hosting costs.

Research and Development

Research and development expenses consist primarily of employee-related expenses for the Company’s software development. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies, and ongoing refinement of the Company’s existing solutions. Research and development expenses, other than internal-use software costs qualifying for capitalization, including costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred were approximately $1.2 million, $1.3 million and $464 thousand during the years ended December 31, 2021, 2020 and 2019, respectively.

Leases

The Company leases office facilities under operating leases and data centers under service agreements, and accounts for those leases in accordance with ASC 840, Leases. At the inception of a lease, the Company assesses the lease terms to determine if the lease should be classified as an operating or capital lease, based on the substance of the transaction. Classification is re-assessed if the terms of the lease are changed. Leases in which a significant portion of the risks and rewards of ownership are retained are classified as an operating lease. Payments under an operating lease (net of any incentives received from the lessor) are recognized as rent expense and included in Cost of revenues and General and administrative expenses in the consolidated statements of operations. For operating leases that contain rent escalation or rent concession provisions, the total rent expense during the lease term is recorded on a straight-line basis over the term of the lease, with the difference between rent payments and the straight-line rent expense recorded as deferred rent in the accompanying consolidated balance sheets.

Equity-Based Compensation

Prior to the IPO, the Company had a Change in Control Bonus Plan (the “Plan”) for certain members of the Company’s management (“Plan Participants”) that provided for the payment of a cash bonus based on a specified number of Management Incentive Award Units (“Award Units”) in the event of a change in control (“CiC”) transaction (i.e., a liquidity event), as defined by the Company’s Operating Agreement. As of December 31, 2020 and December 31, 2019, respectively, the Company did not record a liability for payments under the Plan as the timing of any future CiC transaction or amount of Award Units to be paid to Plan Participants was not probable or estimable.

ENFUSION, INC.

Notes to Consolidated Financial Statements

In October 2021, the Company's board of managers elected to terminate the Change in Control Bonus Plan (and all Award Units issued thereunder) upon effectiveness of the registration statement for the IPO. In connection with the IPO, we adopted the 2021 Stock Option and Incentive Plan, or 2021 Plan.  The 2021 Plan allows our compensation committee to make incentive awards to our officers, employees, directors and service providers.  We also adopted the 2021 Employee Stock Purchase Plan, or 2021 ESPP. The Company measures stock compensation expense for its share-based payment awards at fair value on the grant date. The fair value of share-based payment awards is determined using the fair market value of the underlying Class A common stock on the date of grant. The Company applies a discount for lack of marketability, estimated using the Finnerty Model, to the fair value of awards with post-vesting restrictions, which includes the vested shares of Class A common stock and the contingently issuable shares (the “Contingently Issuable Shares”) of Class A common stock issued on the IPO effectiveness date.

For RSUs for which vesting is subject to the achievement of a market capitalization hurdle, the Company determines the fair value of these RSUs using a Monte Carlo simulation. The Monte Carlo simulations used to estimate the fair value include subjective assumptions, including the fair value of the underlying common stock, expected volatility of the price of the Company’s common stock, risk-free interest rate, expected dividend yield of common stock, and the Company’s cost of equity capital.

We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted average shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share. See Note 12, Income (Loss) Per Class A Common Share for further discussion.

All earnings (loss) for the period prior to the IPO were entirely allocable to Enfusion LLC, Ltd. and its historic non-controlling interest. Due to the impact of the Reorganization Transactions, the Company’s capital structure for the pre- and post-IPO periods is not comparable. As a result, the presentation of earnings (loss) per share for the periods prior to the IPO and Organizational Transactions is not meaningful and only earnings (loss) per share for the period subsequent to the IPO and Organizational Transactions is presented herein.

Non-controlling interest

Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. As noted above, on October 25, 2021, Enfusion US 1, Inc., a newly-formed wholly owned subsidiary of Enfusion, Inc., became the sole managing member of Enfusion Ltd. LLC in connection with the Reorganization Transactions. As of December 31, 2021, we hold approximately 58% of the outstanding LLC Units of Enfusion Ltd. LLC, and approximately 42% of the outstanding LLC Units of Enfusion Ltd. LLC are held by Pre-IPO Common Unitholders. Therefore, we report non-controlling interests based on LLC Units of Enfusion Ltd. LLC held by Enfusion, Inc. on our consolidated balance sheet as of December 31, 2021. Income or loss attributed to the non-controlling interest in Enfusion Ltd. LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and consolidated statements of comprehensive income (loss).

ENFUSION, INC.

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of Income tax expense in the Consolidated Statements of Operations.

Tax Receivable Agreement (TRA)

The Company accounts for amounts payable under the TRA in accordance with ASC 450, Contingencies. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the agreement. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the TRA could adjust the Tax receivable agreement liabilities recognized on the Consolidated Balance Sheets. Subsequent changes in the fair value of the Tax receivable agreement liabilities between reporting periods, as well as any interest accrued on the TRA between the Company's annual tax filing date and the TRA payment date, are recognized in the Consolidated Statements of Operations.

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

Accounts Receivable

As of December 31, 2021 and 2020, no individual client represented more than 10% of accounts receivable. For the years ended December 31, 2021, 2020 and 2019, no individual client represented more than 10% of the Company’s total revenues.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Translation of Foreign Currencies

Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results from operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Preferred Units and Members’ Equity (Deficit) in the consolidated balance sheets.

Recently Adopted Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 was effective for private entities and emerging growth companies in fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company’s adoption of this standard as of January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

Note 4   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$14,163	$8,533
Software development costs	4,866	2,948
Leasehold improvements	1,947	1,406
Furniture and fixtures	540	671
Total property and equipment, cost	21,516	13,558
Less accumulated depreciation and amortization	(8,465)	(4,774)
Total property and equipment, net	$13,051	$8,784

As of December 31, 2021 and 2020, property and equipment, net located in the United States was $10.4 million and $7.5 million, respectively. The remainder was located in our various international locations. Included in property and equipment are the capitalized costs of software developed and maintained for internal use. Software development costs capitalized during the years ended December 31, 2021 and 2020 were $2.0 million and $1.4 million, respectively.

Depreciation and amortization expense related to property and equipment, excluding software development costs, was $2.4 million, $1.5 million and $825 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to software development costs was $1.3 million, $759 thousand and $332 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated future amortization of capitalized software development costs are as follows (in thousands):

Year ending December 31,	Amount
2022	$1,289
2023	863
2024	293
Total	$2,445

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$3,180	$5,261
Accrued expenses	1,182	1,478
Accrued taxes	1,216	414
Accrued interest	—	218
Current portion of deferred rent	—	29
Other current liabilities	—	266
Total accrued expenses and other current liabilities	$5,578	$7,666

The Company’s accrued expenses and other current liabilities consist primarily of employee incentive compensation plans. The Company accrues over the course of the year the annual discretionary bonuses earned by employees during the year but paid in the following year. Accrued compensation includes bonuses due to employees of $0 and $3.6 million as of December 31, 2021 and 2020, respectively.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Note 6   Debt

As of December 31, 2020, the Company had an outstanding term loan with a principal balance of $100.0 million with Silicon Valley Bank. The interest rate of the term loan as of December 31, 2020 was 5.25% and interest was payable monthly. Under the provisions of the term loan agreement, the Company was required to begin making quarterly principal repayments of $1.25 million commencing on September 30, 2021. Issuance costs associated with the term loan were capitalized and included in other assets on the accompanying consolidated balance sheets. As of December 31, 2020, unamortized debt issuance costs were approximately $1.4 million.

On October 25, 2021, the Company used net offering proceeds from the IPO to repay the $98.8 million aggregate principal amount of the term loan. The Company recognized a loss on extinguishment of debt of approximately $1.2 million within Other income (expense) on the accompanying consolidated statements of operations.

The Company also has a revolving debt facility with Silicon Valley Bank. The Company did not have any borrowings of the revolving debt outstanding as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the available unused commitment of the revolving debt was $5.0 million and $4.8 million, respectively. As of December 31, 2021 and 2020, the Company was contingently obligated for a letter of credit in the amount of $0.2 million which bears interest at an annual rate of 2%.

ENFUSION, INC.

Notes to Consolidated Financial Statements

The following table details the components of the Company’s debt obligations as of December 31, 2021 and 2020:

(in thousands)	December 31,
	2021	2020
Term loan	$—	$100,000
Less unamortized discount and issuance costs	—	(1,437)
Term loan, net	—	98,563
Less current portion	—	(2,500)
Long-term debt, net of unamortized discount and issuance costs	$—	$96,063

Note 7   Operating Leases and Service Agreements

Operating Leases

The Company leases office space in various locations under operating lease agreements in the normal course of business, which expire at various dates through 2025. Certain operating leases are secured with cash security deposits or letters of credit.

Service Agreements

The Company has service agreements for the use of data processing facilities. These service agreements expire at various dates through 2023. Monthly base payments as of December 31, 2021 range from $6 thousand to $16 thousand.

Future aggregate minimum rental payments under the noncancelable operating leases and service agreements noted above, excluding the Company’s share of real estate taxes and other operating costs, are as follows (in thousands):

		Service
Years Ending December 31,	Operating Leases	Agreements	Total
2022	$4,384	$470	$4,854
2023	3,291	19	3,310
2024	2,385	—	2,385
2025	901	—	901
Total	$10,961	$489	$11,450

Total expense related to these lease agreements was $3.9 million, $3.7 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively and is included in Cost of revenues and Operating expenses. Total expense related to the service agreements was $1.1 million, $841 thousand and $425 thousand for the years ended December 31, 2021, 2020 and 2019, respectively and is included in Cost of revenues.

Note 8   Commitments and Contingencies

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

Prior to the IPO, the Company had an agreement with an employee whereby the employee was entitled to receive a percentage of the Company's net profits each year, calculated based on Units held by the employee as a percent of the total number of outstanding Units of the Company (the "Applicable Percentage"). The calculation for 2021 and 2020

ENFUSION, INC.

Notes to Consolidated Financial Statements

equaled 2.0% of net profits. The Company had accrued $347 thousand and $128 thousand as of December 31, 2021 and 2020, respectively, recorded in Accrued expenses and other current liabilities in the Company's consolidated balance sheets. The Company had an additional agreement with this employee under which the employee was entitled to receive a cash payment (the “Buy-Out”) of the Applicable Percentage of (i) in the case of termination, the value of the Company based on the then-most recent valuation ascribed to the Company in an equity financing transaction or (ii) in the case of a sale of the Company, the consideration paid in such transaction. As of December 31, 2020, the Company did not record a liability as the amounts were not probable or estimable. In connection with the Reorganization Transactions (as defined elsewhere in this report), the Company and the employee terminated the agreements through which the employee was entitled to receive an Applicable Percentage of net profits and the Buy-Out in exchange for the right to receive 2,047,064 shares of Class A common stock. These shares will be issued to the employee between the first and second anniversaries of the IPO effectiveness date (see Note 10).

Note 9    Preferred Units, Stockholders’ Equity and Members’ Deficit

Prior to the Reorganization Transactions, Enfusion Ltd. LLC was organized as a limited liability company owned by its members, each of whose membership interests consisted of an equal number of: (i) “Economic Units”, which represented a Member’s economic interest in Enfusion Ltd. LLC; and (ii) “Participation Units”, which represented a Member’s right to participate (vote) in the affairs of Enfusion Ltd. LLC.

As a limited liability company, the Enfusion Ltd. LLC issued more than one class of Units. The Class A Units were considered to be Members’ Equity, whereas all of the other Unit classes were considered to be Preferred Units because of provisions in the Company’s former Operating Agreement that conferred certain rights and privileges to the members owning these Units, such as voting rights, redemption rights and liquidation preferences.

Holders of the Class C-1, C-2 and D Preferred Units had the option to require the Company to redeem their Units. In accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, outstanding Class C-1, C-2 and D Preferred Units were classified outside of permanent equity and within temporary equity due to their optional redemption features and liquidation preferences.

The number of Units outstanding by Unit class, the percentage of the Company collectively owned by each Unit class, and the carrying values of these Units in the Company’s consolidated balance sheets as of December 31, 2021 and 2020 are summarized in the following table (in thousands except unit amounts):

	As of December 31,
	2021			2020
		Ownership	Carrying		Ownership	Carrying
Unit Class	Units	Percentage	Value	Units	Percentage	Value
Preferred Units:
Class C-1 Units	—	—	—	28.777	28.28%	$6,434
Class C-2 Units	—	—	—	12.219	12.01%	44,863
Class D Units	—	—	—	12.778	12.56%	114,218
Total Preferred Units				53.774	52.85%	165,515
Members’ equity (deficit):
Class A Units	—	—	—	47.968	47.15%	(233,347)
Total Preferred Units and Members’ equity (deficit)	—	—	$—	101.742	100.00%	$(67,832)

In connection with the Reorganization Transactions, the Amended and Restated Operating Agreement of Enfusion Ltd. LLC (the “LLC Operating Agreement”) was amended and restated to, among other things, modify its capital structure by reclassifying each of the outstanding Class A Units and C-1, C-2 and D Preferred Units into a new class of LLC interests (or “Common Units”) through a stock split on a 1,000,000 to 1 basis.  The number of Common Units outstanding following the Reorganization Transaction reflect the 1,000,000 to 1 stock split. Pursuant to the adoption of the LLC Operating Agreement, Enfusion US 1, Inc., a newly-formed wholly owned subsidiary of Enfusion, Inc., was appointed the sole managing member of Enfusion Ltd. LLC.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Amendment and Restatement of Certificate of Incorporation

The certificate of incorporation of Enfusion, Inc. provides for 1,000,000,000 authorized shares of Class A common stock, 150,000,000 authorized shares of Class B common stock and 100,000,000 shares of preferred stock.

Each share of our Class A common stock is entitled to one vote per share and is not convertible into any other shares of our capital stock. Holders of shares of our Class A common stock are entitled to receive dividends when, as and if declared by our board of directors. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors, and subject to the rights of the holders of one or more outstanding series of preferred stock, as applicable, having liquidation preferences, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Each share of our Class B common stock is entitled to one vote per share and is not convertible or exchangeable for a share of Class A common stock or any other security. Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution or winding up of Enfusion, Inc.

Preferred Stock

Our board of directors have the authority, without further action by our stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock.  As of December 31, 2021, the Company has not issued any shares of preferred stock nor has our board of directors established the rights and privileges related to any series of preferred stock.

Note 10  Management Incentive Plan and Stock-Based Compensation

Prior to the IPO, Enfusion Ltd. LLC had a Change in Control Bonus Plan (the “Pre-IPO Plan”) for certain members of management (“Plan Participants”) that provided for the payment of a cash bonus based on a specified number of Management Incentive Award Units (“Award Units”) in the event of a change in control (“CiC”) transaction (i.e., a liquidity event), as defined by the LLC Operating Agreement. Of the one million Award Units authorized under the Pre-IPO Plan, 22.941 were issued and outstanding as of December 31, 2020.

As of December 31, 2020, Enfusion Ltd. LLC had  not recorded a liability for payments under the Pre-IPO Plan as the timing of any future CiC transaction or amount of Award Units to be paid to Plan Participants was not probable or estimable. Prior to the IPO, Enfusion Ltd. LLC had not recognized any stock compensation expense related to Award Units granted under the Pre-IPO Plan.

In anticipation of the Company’s IPO, in October 2021 the Company's board of managers elected to terminate the Pre-IPO Plan (and all Award Units issued thereunder) upon effectiveness of the registration statement for the IPO (the “IPO effectiveness date”). Holders of Award Units that were still employed as of the IPO date were granted one or more of the following:

●	The right to vested shares of Class A common stock that will be issued to Plan Participants between the first and second anniversaries of the IPO effectiveness date. No future service beyond the IPO date is required to receive the shares of Class A common stock. Because there is no ongoing service requirement associated with these awards, the Company recognized stock compensation expense for these awards on the IPO effectiveness date. The amount of stock compensation expense recognized for these awards was $237.3 million, which is equal to the fair value of the shares of Class A common stock, after applying a discount for lack of marketability due to the post-vesting restriction.

ENFUSION, INC.

Notes to Consolidated Financial Statements

●	Shares of Class A common stock that will vest within one year of the IPO date due to continued employment requirements, referred to as Contingently Issuable Shares. Such shares will also be issued between the first and second anniversaries of the IPO effectiveness date. Stock compensation expense associated with these awards is recognized by the Company on a straight-line basis over the requisite service period, beginning on the IPO effectiveness date.

●	Restricted stock units (“RSUs”) that will vest ratably over a period of up to four years subject to the Plan Participant’s continued employment. Stock compensation expense associated with these awards is recognized by the Company on a straight-line basis over the requisite service period for the entire award, beginning on the IPO effectiveness date.

●	RSUs that will vest ratably over a period of up to four years if a specified market capitalization hurdle is achieved, subject to the Plan Participant’s continued employment. The market capitalization hurdle represents a market condition. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each tranche of the award, as if the award were in-substance multiple awards.

In addition to the shares of Class A common stock and RSUs granted to employees that were Plan Participants in the Pre-IPO Plan, the Company agreed to issue 2,047,064 shares of Class A common stock to an employee in exchange for termination of a profit sharing agreement. These shares will be issued to the employee between the first and second anniversaries of the IPO effectiveness date. The fair value of these shares, after applying a discount for lack of marketability due to the post-vesting restriction, is $31.2 million. This amount was recognized as compensation expense on the IPO effectiveness date.

In conjunction with the IPO, the Company established the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective upon the date immediately preceding the IPO effectiveness date. The Company has initially reserved 26,400,000 shares of Class A common stock for the issuance of awards under the 2021 Plan, inclusive of awards granted to Plan Participants of the Pre-IPO Plan. The 2021 Plan provides that the number of shares of Class A common stock reserved and available for issuance under the 2021 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 3% of the outstanding number of shares of our Class A and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee, or the Annual Increase. The 2021 Plan provides for potential grants of the following awards: (i) stock options, (ii) RSUs, (iii) unrestricted shares, and (iv) stock appreciation rights. Awards granted to date under the 2021 Plan are in the form of RSUs that vest in equal annual installments over four years, subject to the employee’s continued employment. The Company recognizes stock compensation expense for these RSUs on a straight-line basis over the requisite service period for the entire award.

The Company measures stock compensation expense for its share-based payment awards at fair value on the grant date. With the exception of RSUs for which vesting is subject to the achievement of a market capitalization hurdle, the fair value of share-based payment awards is determined using the fair market value of the underlying Class A common stock on the date of grant. The Company applies a discount for lack of marketability, estimated using the Finnerty Model, to the fair value of awards with post-vesting restrictions, which includes the vested shares of Class A common stock and the Contingently Issuable Shares of Class A common stock issued on the IPO effectiveness date.

For RSUs for which vesting is subject to the achievement of a market capitalization hurdle, the Company determines the fair value of these RSUs using a Monte Carlo simulation. The Monte Carlo simulations used to estimate the fair value include subjective assumptions, including the fair value of the underlying common stock, expected volatility of the price of the Company’s common stock, risk-free interest rate, expected dividend yield of common stock, and the Company’s cost of equity capital. The assumptions used in the Monte Carlo simulations for the RSUs granted on the IPO effectiveness date were as follows:

ENFUSION, INC.

Notes to Consolidated Financial Statements

Assumptions for Performance-based shares:	October 20, 2021
Fair value of common stock (per share)	$17.00
Expected volatility	48.20%
Risk-free interest rate	1.65%
Expected dividend yield	0%
Cost of equity capital	11.20%

The following summarizes the Company’s share-based payment award activity for the period beginning on the IPO effectiveness date through December 31, 2021:

	Number of Shares / RSUs	Weighted-Average Fair Value
Unvested as of date of IPO	—	$—
Granted during the period:
Vested shares of Class A common stock granted on the IPO effectiveness date	17,582,780	—
Contingently issuable shares of Class A common stock granted on the IPO effectiveness date	1,725,708	—
RSUs granted to Plan Participants in the Pre-IPO Plan	2,260,168	—
RSUs granted to new grantees under the 2021 Plan	644,626	—
Total granted during the period	22,213,282	15.53
Forfeited during the period	(35,139)	16.85
Shares redeemed for satisfaction of tax obligations	(621,510)	15.27
Outstanding as of December 31, 2021	21,556,633	15.57
Vested as of December 31, 2021	16,961,270	15.27
Unvested as of December 31, 2021	4,595,363	$16.46

Of the 2,260,168 RSUs granted to Plan Participants in the Pre-IPO Plan, 94,116 of the RSUs are subject to vest based on the achievement of a market capitalization hurdle, which represents a market condition. The remaining 2,166,052 RSUs are subject to vest only based on a service condition.

The Company recognized total stock compensation expense for the year ended December 31, 2021 of $289.8 million, of which $268.5 million relates to the vested shares of Class A common stock issued on the IPO effectiveness date. In connection with obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan, the Company paid approximately $15.1 million of tax withholding obligations for federal payroll taxes.  Of that amount, approximately $10.6 million related to employee payroll tax withholdings and has accordingly been recorded as a reduction to Additional Paid-In Capital.  The Company’s stock compensation expense was recognized in the following captions within the consolidated statements of operations:

(in thousands)	Year Ended December 31, 2021
Cost of revenues	$377
General and administrative	112,829
Sales and marketing	36,312
Technology and development	140,285
Total stock compensation expense	$289,803

Total unrecognized stock compensation expense related to unvested RSUs and Contingently Issuable Shares of Class A stock was $54.2 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 2 years.

ENFUSION, INC.

Notes to Consolidated Financial Statements

In connection with the IPO, we also adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP initially reserves and authorizes the issuance of up to a total of 150,000 shares of Class A common stock to participating employees. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the lesser of (i) 1% of the outstanding number of shares of our Class A common stock and Class B common stock on the immediately preceding December 31 or (ii) such lesser number of shares of Class A common stock as determined by the administrator of the 2021 ESPP.

Under the 2021 ESPP, eligible employees may be granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. As of December 31, 2021, no options were granted to employees.

Note 11  Employee Benefit Plans

The Company sponsors a 401(k) Plan that covers substantially all full-time United States employees who meet eligibility requirements. The Company makes matching contributions equal to 50% of the wages that are deferred by employees, and the matching contribution is capped at 3% of wages. The Company made contributions of $452 thousand, $345 thousand, and $241 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.  The Company also sponsors various other benefit plans for its employees of certain international subsidiaries.  The Company’s contributions to these plans are immaterial for the periods presented.

Note 12  Net Income (Loss) Per Class A Common Share

Basic loss per share is computed by dividing net loss attributable to Enfusion, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

Prior to the IPO, the Enfusion, LLC membership structure included Common Units and multiple classes of Preferred Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these Consolidated Financial Statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 20, 2021. The basic and diluted earnings per share represent only the period from October 21, 2021 to December 31, 2021.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

Year Ended December 31,
(in thousands, except per share amounts)	2021
Numerator:
Net loss	$(282,242)
Less: Net income attributable to Enfusion, Inc. prior to the IPO	(12,892)
Less: Net loss attributable to non-controlling interests subsequent to the IPO	123,925
Net loss attributable to Enfusion, Inc.	(171,209)
Adjustment to income (loss) attributable to common stockholders	(16,580)
Numerator for Basic Earnings per Share	$(187,789)
Denominator:
Weighted-average shares of Class A common stock outstanding	65,583
Vested shares of Class A common stock	17,462
Weighted-average shares of Class A common stock outstanding--basic	83,045
Net loss per share of Class A common stock--basic and diluted	$(2.26)

ENFUSION, INC.

Notes to Consolidated Financial Statements

The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

Year Ended December 31,
(in thousands)	2021
Class B common stock	47,471
Contingently issuable shares of Class A common stock	1,726
Restricted stock units	2,905
52,102

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be anti-dilutive and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.

Note 13  Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes on the income allocated to it from Enfusion Ltd. LLC  based upon the Company’s economic interest in Enfusion Ltd. LLC. The Company is the sole managing member of Enfusion Ltd. LLC and, as a result, consolidates the financial results of Enfusion Ltd. LLC.

Enfusion Ltd. LLC. is a limited liability company taxed as a partnership for income tax purposes. Enfusion Ltd. LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the individual members. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes in the jurisdictions in which they operate, and accruals for such taxes are included in the Consolidated Financial Statements. For periods prior to the IPO, the Company’s taxes represent those of Enfusion Ltd. LLC.

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$(279,990)	$3,130	$12,231
Foreign	(1,673)	1,364	911
Total	$(281,663)	$4,494	$13,142

The income before income taxes above includes the pre- and post-IPO periods during the year ended  December 31, 2021.

Prior to the IPO the Company, through its subsidiary, Enfusion Ltd. LLC, was structured as a partnership and therefore, was primarily subject to foreign income taxes and generally not subject to U.S. income taxes. As a result of the

ENFUSION, INC.

Notes to Consolidated Financial Statements

Reorganization Transactions, the Company is now taxed as a corporation and subject to U.S. federal, state, local and foreign taxes. Significant components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
U.S. Federal	$-	$-	$-
State & Local	-	-	-
Foreign	228	433	486
Total Current Income Tax Expense	228	433	486
Deferred
U.S. Federal	-	-	-
State & Local	-	-	-
Foreign	351	-	-
Total Deferred Income Tax (Benefit) Expense	351	-	-
Total	$579	$433	$486

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax (expense) benefit was as follows:

	2021	2020	2019
At U.S. Federal statutory tax rate	21.00%	21.00%	21.00%
State Tax, Net of Federal Benefit	4.28%	-%	-%
Noncontrolling Interest	(9.20)%	-%	-%
Foreign Branch Taxes	(0.28)%	9.64%	3.70%
Equity Based Compensation	(2.49)%	-%	%
Foreign Rate Differential	0.04%	(1.14)%	(0.42)%
Valuation Allowance	(14.51)%	-%	-%
Pass-through Loss (Income)	0.91%	(19.86)%	(20.58)%
Other	0.04%	-%	-%
Total	(0.21)%	9.64%	3.70%

The Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 was (0.21)%, 9.64%, and 3.70%, respectively.  The most significant items impacting the effective tax rate are explained below.

Pass-through Loss (Income)

Prior to the Reorganization Transactions, Enfusion Ltd. LLC was the reporting entity, which is treated as a flow-through entity for U.S. tax purposes. The income or losses generated are generally not taxed at the Enfusion Ltd. LLC level and instead flow through to its various members. The U.S. federal tax impact of the pre-tax book income attributable to Enfusion Ltd. LLC prior to the completion of the IPO was $2.6 million, $0.9 million, and $2.7 million for the years ended December 31, 2021, 2020 and 2019.

Noncontrolling Interest

The Company’s sole material asset is a financial interest in Enfusion Ltd. LLC. While the Company consolidates Enfusion Ltd. LLC for financial reporting purposes, the Company will only be taxed on (benefit from) its share of earnings (losses) of Enfusion Ltd. LLC not attributed to the noncontrolling interest holders. Since noncontrolling interest holders will continue to bear (benefit from) their share of income tax expense (benefit) on its allocable earnings (losses) of Enfusion Ltd. LLC, that share of income tax expense (benefit) is not reported by the Company in its consolidated financial

ENFUSION, INC.

Notes to Consolidated Financial Statements

statements. The U.S. federal tax benefit not attributable to the Company for the year ended December 31, 2021 was $25.9 million.

Equity-Based Compensation

As a result of the Reorganization Transactions, a significant portion of the Company’s certain equity-based compensation expenses will be allocated to the noncontrolling interest holders and therefore will not be deductible to the Company. The remaining portion of these expenses will be subject to the tax deduction limits as established by the U.S. tax law in respect of the executive compensation. The U.S. federal tax impact of the non-deductible equity-based compensation for the year ended December 31, 2021 was $2.5 million.

Valuation Allowance

The Company’s net deferred tax benefit of $40.8 million for the year ended December 31, 2021 was fully offset by the valuation allowance recorded in the consolidated statement of operations.

Foreign Branch Taxes

The Company has foreign operations that are treated as branches for U.S. tax purposes and are also subject to income taxes in those foreign jurisdictions. For the years ending December 31, 2021, 2020 and 2019 the Company recorded $0.6 million, $0.4 million, and $0.5 million in foreign income taxes related to the pre-tax income of its branches.

ENFUSION, INC.

Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets
Investment in Enfusion Ltd. LLC	$80,124	$-
Equity Based Compensation	38,362	-
Net Operating Losses	5,475	-
Other	565	-
Total Deferred Tax Assets	124,526	-
Valuation Allowance	(124,526)	-
Total Deferred Tax Assets Net of Valuation Allowance	-	-
Deferred tax liabilities	-	-
Property, Plant, and Equipment	(351)	-
Total Deferred Tax Liabilities	(351)	-
Net Deferred Tax Liabilities	$(351)	$-

The Company’s deferred tax assets are comprised primarily of basis difference in Enfusion Ltd. LLC, equity-based compensation expense and tax attribute carryforwards. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on the Company’s income tax returns. Management determined that its deferred tax assets are not more likely than not going to be realized due to the Company’s three-year cumulative loss position and the generation of future taxable income is uncertain. Considering this and other factors, the Company recognized a full valuation allowance of $124.5 million as of December 31, 2021. The total amount of valuation allowance recorded to additional paid-in capital as a result of the Reorganization Transactions, IPO and the Company’s purchase of additional Enfusion Ltd. LLC units during the year ended December 31, 2021 was $83.1 million.

As of December 31, 2021, the Company had U.S. net operating losses of $18.4 million which can be carried forward indefinitely.

As of December 31, 2021, the Company is not indefinitely reinvested on undistributed earnings from its foreign operations. Due to the Company's structure, the foreign operations do not qualify for the indefinite reinvestment exceptions under ASC 740-30 as the earnings from the foreign operations are subject to U.S. taxation. However, the exception may still apply to foreign withholding taxes due to dividend distributions of earnings from the Company's foreign affiliates. The Company has no plans to make distributions from its foreign operations in the future and, therefore, a deferred tax liability has not been recognized. A determination of the unrecognized deferred taxes is not practicable.

A summary of the Company’s uncertain tax positions is as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$-	$-	$-
Increases for tax positions related to the current year	30	-	-
Increases (decreases) for tax positions of prior years	89	-	-
Ending balance	$119	$-	$-
Interest and penalties	$65	$-	$-

Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2021, we accrued $65 thousand of interest and penalties. There were no interest expense and penalties accrued for the years ended December 31, 2020 and 2019.

ENFUSION, INC.

Notes to Consolidated Financial Statements

We can be subject to routine income tax examinations in the U.S. federal, state, local and foreign jurisdictions for tax years 2018 and forward. At December 31, 2021, the Company is not under income tax audit in any of the jurisdictions in which it operates.

CARES Act

On March 27, 2020, the President signed the CARES Act to provide emergency relief related to the COVID-19 pandemic. The CARES Act contains federal income tax provisions which, among other things; (i) increases the amount of interest expense that businesses are allowed to deduct by increasing the adjusted taxable income limitation from 30% to 50% for tax years that begin in 2019 and 2020; (ii) permits businesses to carry back to each of the five tax years net operating losses arising from tax years beginning after December 31, 2017 and before January 1, 2021; and (iii) temporarily removes the 80% limitation on net operating losses until tax years beginning after 2020. The CARES Act provisions do not have a material impact on the Company’s financial statements.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of the tax basis in the net assets of Enfusion Ltd. LLC when Enfusion Ltd. LLC units are redeemed from or exchanged by the Pre-IPO common unit holders. The Company intends to treat any redemptions and exchanges of Enfusion Ltd. LLC units as direct purchases of Enfusion Ltd. LLC units for U.S. income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to U.S. federal and state tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into the Tax Receivable Agreement with Enfusion Ltd. LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) the Company’s allocable share of existing tax basis acquired in connection with the Reorganization Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) increases in tax basis resulting from (a) the Company’s purchase of LLC Interests directly from Enfusion Ltd. LLC and the partial redemption of LLC Interests by Enfusion Ltd. LLC, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash, and (c) certain distributions (or deemed distributions) by Enfusion Ltd. LLC; and (3) certain additional tax benefits arising from payments made under the Tax Receivable Agreement. The Company may benefit from the remaining 15% of any tax benefits that the Company actually realizes.

Following the Reorganization Transactions and IPO in the year ended December 31, 2021, the Company purchased an aggregate of 5,526,607 Enfusion Ltd. LLC units in connection with the exchange of those units by the Pre-IPO common unit holders and retirement of six Class B common shares, which resulted in an increase of $87.8 million in the tax basis of the net assets of Enfusion Ltd. LLC and would be subject to the provisions of the Tax Receivable Agreement.

As of December 31, 2021, the Company has not recorded a liability under the Tax Receivable Agreement related to the tax benefits originating from the Reorganization Transactions, IPO and subsequent purchase of Enfusion Ltd. LLC units during the year ended December 31, 2021 as it is not probable that the Company will realize such tax benefits.  To the extent we had determined that we would have been able to realize the tax benefits associated with the basis adjustments, we would have recorded a liability under the Tax Receivable Agreement of $74.7 million as of December 31, 2021.

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the Tax Receivable Agreement liability be considered probable at a future date based on new information, any changes will be recorded within income tax expense (benefit) at that time.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Note 14  Related Party Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. Since transactions with related parties may raise potential or actual conflicts of interest between the related party and the Company, upon the completion of the IPO the Company implemented a related party transaction policy that requires related party transactions to be reviewed and approved by its nominating and corporate governance committee.

The Company used the proceeds (net of underwriting discounts) from the issuance of 5,526,607 million shares in the IPO ($87.8 million) to purchase an equivalent number of Common Units from the Company’s Pre-IPO Common Unitholders.

Concurrent with the completion of the IPO, the Company entered into a Tax Receivable Agreement with certain of its Pre-IPO Owners.

On December 24, 2020, Enfusion Ltd. LLC issued and sold an aggregate amount of 7.964 Class D Units to ICONIQ Strategic Partners V, L.P., or ICONIQ, and EF ISP V-B Blocker, Inc., at a purchase price of approximately $11.7 million per Class D Unit, for a total purchase price of approximately $93.5 million.

On December 24, 2020, FTV Enfusion Holdings, Inc., which held 32.693 Class C-1 Units and 7.494 Class C-2 Units, exchanged 3.916 Class C-1 Units and 0.898 Class C-2 Units for 4.814 Class D Units. Following the exchange, FTV Enfusion Holdings, Inc. issued 4.814 shares of Class D Units to ICONIQ in exchange for approximately $56.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 14. Principal Accountant’s Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c) Exhibits

The documents listed in the exhibit index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40949), filed with the Securities and Exchange Commission on December 3, 2021).

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40949), filed with the Securities and Exchange Commission on December 3, 2021).

4.1

Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259635), filed with the Securities and Exchange Commission on October 12, 2021).

4.2*	Registration Rights Agreement, dated as of October 20, 2021, by and among the Registrant and each of the other persons from time to time party thereto.
4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259635), filed with the Securities and Exchange Commission on October 12, 2021).

10.2*	Seventh Amended and Restated Operating Agreement of Enfusion Ltd. LLC, dated as of October 19, 2021.
10.3*	Tax Receivable Agreement, dated as of October 19, 2021, by and among the Registrant and each of the other persons from time to time party thereto.
10.4#

2021 Stock Option and Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259635), filed with the Securities and Exchange Commission on October 12, 2021).

10.5#

2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259635), filed with the Securities and Exchange Commission on October 12, 2021).

10.6#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259635), filed with the Securities and Exchange Commission on October 12, 2021).

10.7#†

Employment Agreement, dated February 1, 2021, by and between Enfusion Ltd. LLC and Thomas Kim (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259635), filed with the Securities and Exchange Commission on September 17, 2021).

10.8#†

Employment Agreement, dated February 1, 2021, by and between Enfusion Ltd. LLC and Stephen P. Dorton (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259635), filed with the Securities and Exchange Commission on September 17, 2021).

10.9#†

Employment Agreement, dated February 1, 2021, by and between Enfusion Ltd. LLC and Steven M. Bachert (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259635), filed with the Securities and Exchange Commission on September 17, 2021).

10.10#†

Employment Agreement, dated February 1, 2021, by and between Enfusion Ltd. LLC and Lorelei M. Skillman (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259635), filed with the Securities and Exchange Commission on September 17, 2021).

10.11#†

Employment Agreement, dated February 1, 2021, by and between Enfusion Ltd. LLC and Daniel Groman (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259635), filed with the Securities and Exchange Commission on September 17, 2021).

10.12†

Lease, dated March 6, 2017, by and between Registrant and 125 S. Clark (Chicago) SBE, LLC, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259635), filed with the Securities and Exchange Commission on September 28, 2021).

10.13*

Amended and Restated Credit Agreement, dated October 19, 2021, by and among the Registrant, Enfusion Ltd. LLC, the lenders party thereto, and Silicon Valley Bank, as administrative agent and issuing lender.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**

Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, on March 30, 2022.

ENFUSION, INC.

By:	/s/ Thomas Kim
Thomas Kim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stephen P. Dorton
Stephen P. Dorton Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Kim and Stephen P. Dorton, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual's substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 30, 2022 by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Kim	Chief Executive Officer and Director	March 30, 2022
Thomas Kim	(Principal Executive Officer)

/s/ Stephen P. Dorton	Chief Financial Officer	March 30, 2022
Stephen P. Dorton	(Principal Financial and Accounting Officer)

/s/ Bradford E. Bernstein	Director	March 30, 2022
Bradford E. Bernstein

/s/ Jan R. Hauser	Director	March 30, 2022
Jan R. Hauser

/s/ Lawrence Leibowitz	Director	March 30, 2022
Lawrence Leibowitz

/s/ Roy Luo	Director	March 30, 2022
Roy Luo

/s/ Oleg Movchan	Director	March 30, 2022
Oleg Movchan

/s/ Kathleen Traynor DeRose	Director	March 30, 2022
Kathleen Traynor DeRose