Form 10-Q
period 2022-03-31
Enfusion, Inc.
filed 2022-05-13
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The registrant had outstanding 65,583,289 shares of Class A common stock and 47,470,971 shares of Class B common stock as of May 12, 2022.

		Page
	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	3
Part I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Interim Financial Statements (Unaudited)	5
	Condensed Consolidated Interim Balance Sheets as of March 31, 2022 and December 31, 2021	5
	Condensed Consolidated Interim Statements of Operations for the Three Months Ended March 31, 2022 and 2021	6
	Condensed Consolidated Interim Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2022 and 2021	7
	Condensed Consolidated Interim Statements of Preferred Units, Stockholders’ Equity and Members’ Deficit for the Three Months Ended March 31, 2022 and 2021	8
	Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	9
	Notes to Condensed Consolidated Interim Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
Part II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	31

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

●	our future financial performance, including our revenues, costs of revenues, gross profit or gross profit margin and operating expenses;
●	the sufficiency of our cash, cash to meet our liquidity needs;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our ability to maintain the security and availability of the products and services that comprise our solution;
●	our ability to increase the number of clients using our solution;
●	our ability to sell additional products and services to and retain our existing clients;
●	our ability to successfully expand in our existing markets and into new markets;
●	our ability to effectively manage our growth and future expenses;
●	our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	our anticipated investments in sales and marketing and research and development;
●	our ability to successfully defend litigation brought against us;
●	the increased expenses associated with being a public company;
●	the impact of the COVID-19 pandemic and other global financial, economic, and political events on our business and industry; and
●	our ability to compete effectively with existing competitors and new market entrants.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Interim Balance Sheets

(dollars in thousands)

	As of	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$56,206	$64,365
Accounts receivable, net	23,410	18,223
Prepaid expenses	5,458	6,030
Other current assets	1,332	1,060
Total current assets	86,406	89,678
Property and equipment, net	15,046	13,051
Other assets	3,499	3,356
Total assets	$104,951	$106,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,189	$2,528
Accrued expenses and other current liabilities	6,557	5,578
Total current liabilities	7,746	8,106
Other liabilities	497	538
Total liabilities	8,243	8,644
Commitments and contingencies
Stockholders' Equity:
Class A Common stock, $0.001 par value; 1,000,000,000 shares authorized, 65,583,289 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	66	66
Class B Common stock, $0.001 par value; 150,000,000 shares authorized, 47,470,971 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	47	47
Additional paid-in capital	233,607	226,717
Accumulated deficit	(178,474)	(171,209)
Accumulated other comprehensive loss	(375)	(325)
Total stockholders’ equity attributable to Enfusion, Inc.	54,871	55,296
Non-Controlling Interests	41,837	42,145
Total stockholders' equity	96,708	97,441
Total liabilities and stockholders' equity	$104,951	$106,085

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUES:
Platform subscriptions	$31,551	$22,423
Managed services	2,230	1,534
Other	360	396
Total revenues	34,141	24,353

COST OF REVENUES:
Platform subscriptions	9,311	5,952
Managed services	1,615	828
Other	57	29
Total cost of revenues	10,983	6,809
Gross profit	23,158	17,544

OPERATING EXPENSES:
General and administrative	22,295	6,381
Sales and marketing	8,432	3,158
Technology and development	4,802	2,202
Total operating expenses	35,529	11,741
(Loss) income from operations	(12,371)	5,803

NON-OPERATING INCOME (EXPENSE):
Interest expense	(6)	(1,392)
Other income (expense)	3	—
Total non-operating income (expense)	(3)	(1,392)

(Loss) income before income taxes	(12,374)	4,411
Income taxes	150	302
Net (loss) income	$(12,524)	$4,109
Net loss attributable to non-controlling interests	(5,259)	—
Net loss attributable to Enfusion, Inc.	$(7,265)	$4,109

Net loss per Class A common shares attributable to Enfusion, Inc.:
Basic and diluted	$(0.10)
Weighted Average number of Class A common shares outstanding:
Basic and diluted	83,384

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive (Loss) Income

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net (loss) income	$(12,524)	$4,109
Other comprehensive loss, net of income tax:
Foreign currency translation loss	(86)	(61)
Total other comprehensive (loss) income	(12,610)	4,048
Comprehensive loss attributable to non-controlling interests	(5,295)	—
Total comprehensive (loss) income attributable to Enfusion, Inc.	$(7,315)	$4,048

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Preferred Units, Stockholders’ Equity and Members’ Deficit

(dollars in thousands)

(Unaudited)

											Accumulated
			Members’ Equity		Class A		Class B		Additional		Other		Total
	Preferred Units		(Deficit)		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders' Equity/
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Members’ Deficit
January 1, 2022	—	—	—	—	65,583,289	$66	47,470,971	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441
Net Loss	—	—	—	—	—	—	—	—	—	(7,265)	—	(5,259)	(12,524)
Stock-based compensation, net of taxes paid	—	—	—	—	—	—	—	—	6,890	—	—	4,987	11,877
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	(50)	(36)	(86)
March 31, 2022	—	—	—	—	65,583,289	$66	47,470,971	$47	$233,607	$(178,474)	$(375)	$41,837	$96,708

January 1, 2021	53.774	$165,515	47.968	$(233,347)	—	—	—	—	—	—	$(212)	—	$(233,559)
Net Income	—	2,172	—	1,937	—	—	—	—	—	—	—	—	1,937
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	(61)	—	(61)
Distributions to members	—	(164)	—	—	—	—	—	—	—	—	—	—	—
March 31, 2021	53.774	$167,523	47.968	$(231,410)	—	—	—	—	—	—	$(273)	—	$(231,683)

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(12,524)	$4,109
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	1,340	755
Provision for bad debts	123	87
Amortization of debt-related costs	6	74
Stock-based compensation expense	12,682	—
Change in operating assets and liabilities:
Accounts receivable	(5,310)	(1,751)
Prepaid expenses and other current assets	(13)	(659)
Accounts payable	(1,339)	66
Accrued expenses and other liabilities	938	(1,914)
Net cash (used) provided by operating activities	(4,097)	767
Cash flows from investing activities:
Purchases of property and equipment	(3,171)	(2,352)
Net cash used in investing activities	(3,171)	(2,352)
Cash flows from financing activities:
Payment of Member distributions	—	(164)
Payment of withholding taxes on stock-based compensation	(805)	—
Net cash used in financing activities	(805)	(164)
Effect of exchange rate changes on cash	(86)	(61)
Net decrease in cash	(8,159)	(1,810)
Cash, beginning of period	64,365	13,938
Cash, end of period	$56,206	$12,128
Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$1,342
Income taxes paid in cash	$265	$118

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

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

Enfusion, Inc. was incorporated in Delaware on June 11, 2021 for the purpose of facilitating an initial public offering which was completed on October 25, 2021, and other related transactions in order to carry on the business of Enfusion Ltd. LLC.

Enfusion, Inc. now has three wholly-owned subsidiaries: Enfusion US1, Inc., Enfusion US2, Inc. and Enfusion US3, Inc.; as well as a substantial financial interest in Enfusion Ltd. LLC and its wholly-owned subsidiaries: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion Softech India Private Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacao Ltda, Enfusion (Australia) Pty. Ltd. and Enfusion (Shanghai) Co., Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income will be allocated to non-controlling interests to reflect the entitlement of the Pre-IPO Common Unitholders to a portion of Enfusion Ltd. LLC’s net income. As of March 31, 2022, we owned approximately 58% of Enfusion Ltd. LLC.

Note 2    Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of our financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited condensed consolidated financial statements include the accounts of Enfusion, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The effect of the change in the estimates will be recognized in the current period of the change.

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. The Company derives its revenues primarily from fees for platform subscription and managed services provided to clients. Revenues are recognized when control of these services are transferred to the Company’s clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for these services. Revenues are recognized net of taxes that will be remitted to governmental agencies applicable to service contacts.

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

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of March 31, 2022 was $28.8 million. The Company expects to recognize this amount over the next one to five years.

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following table (in thousands):

	Three Months Ended March 31,
	2022		2021
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$21,938	64.3%	$16,258	66.8%
Europe, Middle East and Africa (EMEA)	4,310	12.6%	2,713	11.1%
Asia Pacific (APAC)	7,893	23.1%	5,382	22.1%
Total revenues	$34,141	100.0%	$24,353	100.0%

*     The Company’s total revenues in the United States were $21.5 million and $16.0 million for the three months ended March 31, 2022 and 2021, respectively.

Accounts Receivable

As of March 31, 2022 and December 31, 2021, no individual client represented more than 10% of accounts receivable. For the three months ended March 31, 2022 and 2021, respectively, no individual client represented more than 10% of the Company’s total revenues.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new Leases (Topic 842) standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for private companies and emerging growth companies in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

Note 4   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment and software	$16,134	$14,163
Software development costs	6,072	4,866
Leasehold improvements	1,936	1,947
Furniture and fixtures	545	540
Total property and equipment, cost	24,687	21,516
Less accumulated depreciation and amortization	(9,641)	(8,465)
Total property and equipment, net	$15,046	$13,051

As of March 31, 2022 and December 31, 2021, property and equipment, net located in the United States was $12.2 million and $10.4 million, respectively. The remainder was located in our various international locations. Included in property and equipment are the capitalized costs of software development. Software development costs capitalized during the three months ended March 31, 2022 and 2021 were $1.2 million and $499 thousand, respectively.

Depreciation and amortization expense related to property and equipment, excluding software development costs, was $768 thousand and $484 thousand for the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to software development costs was $408 thousand and $272 thousand for the three months ended March 31, 2022 and 2021, respectively.

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$3,973	$3,180
Accrued expenses	1,973	1,182
Accrued taxes	611	1,216
Total accrued expenses and other current liabilities	$6,557	$5,578

Note 6   Operating Leases and Service Agreements

Operating Leases

The Company leases office space in various locations under operating lease agreements in the normal course of business, which expire at various dates through 2025. Certain operating leases are secured with cash security deposits or letters of credit.

Service Agreements

The Company has service agreements for the use of data processing facilities. These service agreements expire at various dates through 2023. Monthly base payments as of March 31, 2022 range from $6 thousand to $16 thousand. Future aggregate minimum rental payments under the noncancelable operating leases and service agreements noted above, excluding the Company’s share of real estate taxes and other operating costs, are as follows (in thousands):

Amount
2022 (nine months)	$3,478
2023	3,310
2024	2,385
2025	901
Total	$10,074

Total expense related to these lease agreements was $1.0 million and $902 thousand for the three months ended March 31, 2022 and 2021, respectively and is included in Cost of revenues and Operating expenses. Total expense related to the service agreements was $268 and $208 thousand for the three months ended March 31, 2022 and 2021, respectively, and is included in Cost of revenues.

Note 7   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated based on historical claim activity and loss development factors. No accruals for contingencies were recorded as of March 31, 2022 and December 31, 2021, respectively.

Note 8   Preferred Units, Stockholders’ Equity and Members’ Deficit

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

Amendment and Restatement of Certificate of Incorporation

In October 2021, the Company amended its certificate of incorporation. The amended and restated certificate of incorporation of Enfusion, Inc. provides for 1,000,000,000 authorized shares of Class A common stock, 150,000,000 authorized shares of Class B common stock and 100,000,000 shares of preferred stock. Each share of our Class A common stock is entitled to one vote per share and is not convertible into any other shares of our capital stock. Holders of shares of our Class A common stock are entitled to receive dividends when, as and if declared by our board of directors. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors, and subject to the rights of the holders of one or more outstanding series of preferred stock, as applicable, having liquidation preferences, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Each share of our Class B common stock is entitled to one vote per share and is not convertible or exchangeable for a share of Class A common stock or any other security. Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution or winding up of Enfusion, Inc.

Preferred Stock

Our board of directors have the authority, without further action by our stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of March 31, 2022, the Company has not issued any shares of preferred stock nor has our board of directors established the rights and privileges related to any series of preferred stock.

Note 9 Stock-Based Compensation

The Company recognized total stock compensation expense for the three months ended March 31, 2022 of $12.7 million.  In connection with obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan, the Company paid approximately $1.2 million of tax withholding obligations for federal and state payroll taxes. Of that amount, $805 thousand related to employee payroll tax withholdings and has accordingly been recorded as a reduction to Additional Paid-In Capital. The Company’s stock compensation expense was recognized in the following captions within the consolidated statements of operations:

(in thousands)
Cost of revenues	$354
General and administrative	8,938
Sales and marketing	1,993
Technology and development	1,397
Total stock compensation expense	$12,682

Total unrecognized stock compensation expense related to unvested RSUs and Contingently Issuable Shares of Class A stock was $41.1 million as of March 31, 2022, which is expected to be recognized over a weighted-average period of 2 years.

In connection with the IPO, the Company also adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, eligible employees may be granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. As of March 31, 2022, no options were granted to employees under the 2021 ESPP.

Note 10  Net Income (Loss) Per Class A Common Share

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

Prior to the IPO, the Enfusion, LLC membership structure included Common Units and multiple classes of Preferred Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 20, 2021.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31, 2022
Numerator:
Net loss	$(12,524)
Less: Net loss attributable to non-controlling interests	5,259
Net loss attributable to Enfusion, Inc.	(7,265)
Adjustment to income (loss) attributable to common stockholders	(716)
Numerator for Basic Earnings per Share	$(7,981)
Denominator:
Weighted-average shares of Class A common stock outstanding	65,583
Vested shares of Class A common stock and RSUs	17,801
Weighted-average shares of Class A common stock outstanding--basic	83,384
Net loss per share of Class A common stock--basic and diluted	$(0.10)

The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

(in thousands)	Three Months Ended March 31, 2022
Class B common stock	47,471
Contingently issuable shares of Class A common stock	893
Restricted stock units	2,857
51,221

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

Note 11 Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes on the income allocated to it from Enfusion Ltd. LLC based upon the Company’s economic interest in Enfusion Ltd. LLC.

The Company is the sole managing member of Enfusion Ltd. LLC and, as a result, consolidates the financial results of Enfusion Ltd. LLC.

Enfusion Ltd. LLC. is a limited liability company taxed as a partnership for income tax purposes. Enfusion Ltd. LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the individual members. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes in the jurisdictions in which they operate, and accruals for such taxes are included in the Condensed Consolidated Financial Statements. For periods prior to the IPO, the Company’s taxes represent those of Enfusion Ltd. LLC.

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was (1.21)% and 6.42%, respectively. In the period ending March 31, 2022, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full-valuation allowance in the U.S. Conversely, in the period ending March 31, 2021, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to the pass-through income generated.

Note 12  Related Party Transactions

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

The Company used the proceeds (net of underwriting discounts) from the issuance of 5,526,608 million shares in the IPO ($87.8 million) to purchase an equivalent number of Common Units from the Company’s Pre-IPO Common Unitholders.

In connection with the IPO, the Company entered into the Tax Receivable Agreement with the Pre-IPO LLC Members, which provides for the payment by Enfusion Inc. of 85% of certain cash tax benefits that Enfusion, Inc. actually realizes, or in some cases is deemed to realize. As of March 31, 2022 and December 31, 2021, the Company has not recorded a liability under the Tax Receivable Agreement related to the tax benefits originating from the Reorganization Transactions, IPO and subsequent purchase of Enfusion Ltd. LLC units during the year ended December 31, 2021 as it is not probable that the Company will realize such tax benefits.  To the extent we had determined that we would have been able to realize the tax benefits associated with the basis adjustments, we would have recorded a liability under the Tax Receivable Agreement of $74.7 million as of both March 31, 2022 and December 31, 2021.

Note 13  Subsequent Event

On May 6, 2022, a Pre-IPO Common Unitholder delivered an exchange notice pursuant to Article XII of the LLC Operating Agreement, relating to the exchange of 1,401,818 Common Units and an equal number of shares of class B common stock for an equal number of Class A common shares.

Pursuant to the terms of the LLC Operating Agreement, the Pre-IPO Common Unitholder will surrender 1,401,818 Common Units and an equal number of shares of class B common stock. In connection therewith, the Company will issue 1,401,818 shares of class A common stock to such Pre-IPO Common Unitholder, cancel an equal number of Class B Common Stock, and receive an equal number of common units, increasing the Company’s ownership of Common Units by 1,401,818.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on From 10-Q, including our unaudited condensed consolidated interim financial statements and related notes and other financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to the historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the section titled “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

CERTAIN DEFINITIONS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

●	“Award Units” refers to Management Incentive Award Units issued under Enfusion Ltd. LLC’s Change in Control Bonus Plan.

●	“Change in Control Bonus Plan” refers to Enfusion Ltd. LLC’s former Change in Control Bonus Plan for certain members of management that provided for the payment of a cash bonus based on a specified number of Award Units in the event of a change in control transaction, as defined in Enfusion Ltd. LLC’s operating agreement. In October 2021, Enfusion Ltd. LLC’s board of managers elected to terminate such plan (and all Award Units issued thereunder) upon effectiveness of the registration statement for our IPO.
●	“Common Units” refers to the new class of units of Enfusion Ltd. LLC created by the reclassification of the LLC interests of Enfusion Ltd. LLC as part of the Reorganization Transactions.
●	“Enfusion,” the “Company,” “we,” “us” and “our” and similar references refer: (1) following the consummation of the Reorganization Transactions, including our IPO, to Enfusion, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Enfusion Ltd. LLC and (2) prior to the completion of the Reorganization Transactions, including our IPO, to Enfusion Ltd. LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“IPO” refers to the Company’s initial public offering, completed on October 25, 2021.
●	“Pre-IPO Owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Pre-IPO Common Unitholders” refer to Pre-IPO Owners that held Common Units following the Reorganization Transactions.
●	“Reorganization Transactions” refer to our IPO and certain organizational transactions that were affected in connection with our IPO, and the application of the net proceeds therefrom. See “Initial Public Offering and Reorganization Transactions” in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the transactions.

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

Our total revenues were approximately 98.9% and 98.4% recurring subscription-based during the three months ended March 31, 2022 and 2021, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed service fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

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

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker, or (“CODM”), reviews and assesses the performance of our business. Our total revenues were $34.1 million and $24.4 million for the three months ended March 31, 2022 and 2021, respectively. Platform subscriptions and managed services revenues were $33.8 million for the three months ended March 31, 2022, or approximately 98.9% of total revenues, up approximately 41% from $24.0 million for the three months ended March 31, 2021, or approximately 98.4% of total revenues.  We had net (loss) income of $(12.5) million and $4.1 million for the three months ended March 31, 2022 and  2021, respectively.

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

Cost of Revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of our software and services, including base salaries, bonuses, employee benefits and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead and certain direct data and hosting costs, and stock-based compensation. Our cost of revenues has fixed and variable components and depends on the type of revenues earned in each period. We expect our cost of revenues to increase in absolute dollars as we continue to hire personnel to provide hosting services and technical support to our growing client base. We anticipate additional expenses as a result of stock-based compensation expenses for the contingently issuable shares of our Class A common stock that will vest within one year of the IPO due to continued employment requirements, (the “Contingently Issuable Shares”), restricted stock units granted in connection with the IPO, and other equity awards to be issued under our equity plans.

Operating Expenses

We present stock-based compensation expense within General and administrative, Sales and marketing, and Technology and development expenses based on the individual employee’s department. We anticipate additional expenses as a result of stock-based compensation expenses for the contingently issuable shares of our Class A common stock that will vest within one year of the IPO due to continued employment requirements, restricted stock units granted in connection with the IPO, and other equity awards to be issued under our equity plans.

General and administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, and recruiting and administrative personnel.  These personnel costs and related expenses include salaries, benefits and bonuses, fees for external legal, accounting, recruiting and other consulting services, and stock-based compensation expense. We expect certain expenses to increase as we continue to operate as a publicly traded company and expand our client base and geographic footprint. However, certain expenses, particularly professional fees including legal, accounting, audit and consulting fees were non-recurring in nature and are expected to decrease in future quarters.

Sales and marketing

Sales and marketing expenses consist primarily of personnel and related costs associated with our sales and marketing staff, including base salaries, employee benefits, bonuses and commissions, and stock-based compensation expense. We expect our sales and marketing expenses to continue to increase as we implement new marketing strategies and build our professional sales organization to support our client base growth and geographic expansion.

Technology and development

Technology and development expenses consist primarily of research and development activities, non-capitalizable costs of developing content and certain overhead allocations, and stock-based compensation. These costs include employee-related costs, consulting services, expenses related to the product design, development, testing and enhancements of our subscription services. We expect that our technology and development expenses will increase as we continue to enhance our platform functionality and develop new content and features.

Income Tax

Enfusion Ltd. LLC has historically been treated as a pass-through entity for U.S. federal tax purposes and most applicable state and local income tax purposes. Income tax provision represents the income tax expense or benefit associated with our foreign operations based on the tax laws of the jurisdictions in which we operate.

After consummation of the Reorganization Transactions, Enfusion, Inc. became subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of Enfusion, Ltd. LLC and is taxed at the prevailing corporate tax rates. Enfusion, Inc. is treated as a U.S. corporation for U.S. federal, state and local income tax purposes. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of our reported results of operations for federal income taxes.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated interim financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended March 31,
(in thousands)	2022	2021

	Unaudited
REVENUES:
Platform subscriptions	$31,551	$22,423
Managed services	2,230	1,534
Other	360	396
Total revenues	34,141	24,353

COST OF REVENUES:
Platform subscriptions	9,311	5,952
Managed services	1,615	828
Other	57	29
Total cost of revenues	10,983	6,809
Gross profit	23,158	17,544

OPERATING EXPENSES:
General and administrative	22,295	6,381
Sales and marketing	8,432	3,158
Technology and development	4,802	2,202
Total operating expenses	35,529	11,741
(Loss) income from operations	(12,371)	5,803

NON-OPERATING INCOME (EXPENSE):
Interest expense	(6)	(1,392)
Other income (expense)	3	—
Total non-operating income (expense)	(3)	(1,392)

(Loss) income before income taxes	(12,374)	4,411
Income taxes	150	302
Net (loss) income	(12,524)	4,109
Net loss attributable to non-controlling interests	(5,259)	—
Net (loss) income attributable to Enfusion, Inc.	$(7,265)	$4,109

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

	Three Months Ended March 31,
			Increase (Decrease)
($ in thousands)	2022	2021	Amount	Percent
Revenues:
Platform subscriptions	$31,551	22,423	9,128	40.7%
Managed services	2,230	1,534	696	45.4%
Other	360	396	(36)	(9.1)%
Total revenues	$34,141	24,353	9,788	40.2%

Platform subscriptions

Platform subscriptions revenue increased by $9.1 million or 40.7%, from $22.4 million for the three months ended March 31, 2021 to $31.5 million for the three months ended March 31, 2022.  The increase was primarily driven by an increased revenues from new clients of approximately $5 million. Revenue also increased for existing clients; this increase includes sales of new services and contractual growth due to new users of $4.5 million and the full-period impact of prior period sales of approximately $700 thousand, partially offset by reductions in revenue due to client churn.

Managed services

Managed services revenue increased by approximately $700 thousand or 45.4%, from $1.5 million for the three months ended March 31, 2021 to $2.2 million for the three months ended March 31, 2022.  The increase was primarily driven by revenue from new clients of approximately $675 thousand and increases in revenue from existing clients of approximately $220 thousand, partially offset by reductions in revenue due to client churn.

Other

Other revenues consisting of software enhancements and data conversion services of $360 thousand remained consistent for the three months ended March 31, 2022 over the comparative period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
			Increase (Decrease)
($ in thousands)	2022	2021	Amount	Percent
Cost of revenues:
Platform subscriptions	$9,311	5,952	$3,359	56.4%
Managed services	1,615	828	787	95.0%
Other	57	29	28	96.6%
Total cost of revenues	$10,983	6,809	$4,174	61.3%

Gross profit	$23,158	17,544	$5,614	32.0%

Gross profit margin	67.8%	72.0%

Cost of Revenues

Cost of revenues increased by $4.2 million or 61.3%, from $6.8 million for the three months ended March 31, 2021 to $11.0 million for the three months ended March 31, 2022. The increase was primarily driven by an increase in payroll and payroll-related costs of $2.6 million, largely resulting from headcount additions to support our continued growth. In addition, hosting costs and data fees increased by $1.2 million over the comparative period.  Stock-based compensation expense of approximately $354 thousand also contributed to the increase.

Gross profit increased by $5.6 million, from $17.6 million for the three months ended March 31, 2021 to $23.2 million for the three months ended March 31, 2022. The decrease in overall gross profit margin as a percentage of revenues was primarily attributable to increased personnel costs for onboarding and client services.

Operating Expenses

	Three Months Ended March 31,
			Increase (Decrease)
($ in thousands)	2022	2021	Amount	Percent
Operating expenses:
General and administrative	$22,295	6,381	15,914	249.4%
Sales and marketing	8,432	3,158	5,274	167.0%
Technology and development	4,802	2,202	2,600	118.1%
Total operating expenses	$35,529	11,741	23,788	202.6%

General and administrative

General and administrative expenses increased by $15.9 million, from $6.4 million for the three months ended March 31, 2021 to $22.3 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily attributable to stock-based compensation expense of $8.9 million.  Professional fees for accounting, consulting, legal, and tax services increased by approximately $3 million over the comparative period. These fees were primarily associated with our transition to a public entity and the Reorganization Transactions. The remaining increase in general and administrative expenses is primarily attributable to increased corporate personnel costs and incremental public company costs such as directors and officers insurance.

Sales and marketing

Sales and marketing expenses increased by $5.2 million, from $3.2 million for the three months ended March 31, 2021 to $8.4 million for the three months ended March 31, 2022.  The increase was primarily attributable to stock-based compensation expense of $2.0 million. The increase was also attributable to higher personnel costs related to our continued focus on the growth of our professional sales organization, increased marketing spend, and increased commission expenses.

Technology and development

Technology and development expenses increased by $2.6 million, from $2.2 million for the three months ended March 31, 2021 to $4.8 million for the three months ended March 31, 2022.  The increase in technology and development expense was primarily attributable to stock-based compensation expense of $1.4 million, with the remaining increase driven by incremental personnel costs to support growth of our product development and client services groups.

Non-Operating Expense

The overall decrease of $1.4 million in non-operating expense from the three months ended March 31, 2021 to the three months ended March 31, 2022 was driven primarily by the decrease in interest expense as result of the repayment in full of the term loan in the fourth quarter of 2021 in connection with the IPO.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt. As of March 31, 2022, we had cash of $56.2 million and $5.0 million in available borrowing capacity under our Revolving Debt (as defined below). As of March 31, 2022, the Company was contingently obligated for a letter of credit in the amount of $0.2 million which bears interest at an annual rate of 2%. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors. As a result of the IPO, we expect that our future uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement. Further, after March 31, 2022, we have and will incur charges to satisfy payroll withholding taxes arising from obligations to issue 1,675,796 shares of Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan, which have and will vest upon satisfaction of associated service conditions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
			Increase (Decrease)
($ in thousands)	2022	2021	Amount	Percent
Net cash (used in) provided by operating activities	$(4,097)	$767	$(4,864)	(634.0)%
Net cash used in investing activities	(3,171)	(2,352)	(819)	(34.8)%
Net cash used in financing activities	(805)	(164)	(641)	(390.9)%
Effect of exchange rate changes on cash	(86)	(61)	(25)	(41.0)%
Net decrease in cash	$(8,159)	$(1,810)	$(6,349)	(350.8)%

Operating activities

We used $4.1 million in cash flows from operating activities during the three months ended March 31, 2022, resulting from our net loss of $12.5 million, adjusted by non-cash charges of $14.1 million (of which $12.7 million is related to stock-based compensation expense), and offset by $5.7 million of cash used in working capital activities.  Cash used by working capital accounts was primarily due to increases in accounts receivable, consistent with our revenue growth.

For the three months ended March 31, 2021,  we generated $767 thousand in cash flows from operating activities, resulting from net income of $4.1 million, adjusted by non-cash charges of $1.0 million, and offset by $4.3 million of cash used in working capital activities.

Investing activities

The increase in net cash used in investing activities of $819 thousand in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was driven by investments in property and equipment costs to support the expansion of our business.

Financing activities

We used $805 thousand in cash flows from financing activities during the three months ended March 31, 2022, resulting from payment of withholding taxes on stock-based compensation.  For the three months ended March 31, 2021, we incurred $164 thousand for distributions to members.

Indebtedness

The Company has a revolving debt facility with Silicon Valley Bank (the “Revolving Debt”). The Company did not have any outstanding revolving debt as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the available unused commitment of the revolving debt was $5.0 million. The credit agreement governing the Revolving Debt contains certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements as of March 31, 2022.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

We have service agreements for the use of data processing facilities. As of March 31, 2022, these service agreements expire at various dates through 2023. We also lease office space under operating lease agreements.

As of March 31, 2022, our contractual obligations consisted of: (i) operating lease obligations of $9.8 million, of which $3.2 million is due in 2022 and $6.6 million is due thereafter, and (ii) service agreement obligations of $285 thousand, a majority of which are due in 2022.

As of March 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

Dividend Policy

Assuming Enfusion Ltd. LLC makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses will be made at the sole discretion of our board of directors. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future.  Our board of directors may change our dividend policy at any time.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the condensed consolidated interim financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions and any such difference may be material. For a discussion of how these and other factors may affect our business, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are described under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the first three months of 2022. For a discussion of our exposure to market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under the heading “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds from IPO

On October 20, 2021, our Registration Statement on Form S-1 (File No. 333-259635) was declared effective by the SEC for our IPO.  There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Issuer Purchasers of Equity Securities

None.

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

3.2*

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40949), filed with the Securities and Exchange Commission on December 3, 2021).

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

ENFUSION, INC.

May 13, 2022	By:	/s/ Thomas Kim
Thomas Kim
Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ Stephen P. Dorton
Stephen P. Dorton
Chief Financial Officer
(Principal Financial and Accounting Officer)