Form 10-Q
period 2022-06-30
Enfusion, Inc.
filed 2022-08-10
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, the registrant had 113,070,805 shares of common stock outstanding, consisting of 67,001,652 outstanding shares of Class A common stock and 46,069,153 outstanding shares of Class B common stock.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Interim Balance Sheets

(dollars in thousands)

	As of	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$56,559	$64,365
Accounts receivable, net	28,771	18,223
Prepaid expenses	3,634	6,030
Other current assets	1,287	1,060
Total current assets	90,251	89,678
Property and equipment, net	16,093	13,051
Other assets	3,783	3,356
Total assets	$110,127	$106,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$879	$2,528
Accrued expenses and other current liabilities	8,963	5,578
Total current liabilities	9,842	8,106
Other liabilities	479	538
Total liabilities	10,321	8,644
Stockholders' Equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 67,001,652 and 65,583,289 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	67	66
Class B common stock, $0.001 par value; 150,000,000 shares authorized, 46,069,153 and 47,470,971 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	46	47
Additional paid-in capital	240,501	226,717
Accumulated deficit	(180,896)	(171,209)
Accumulated other comprehensive loss	(582)	(325)
Total stockholders’ equity attributable to Enfusion, Inc.	59,136	55,296
Non-controlling interests	40,670	42,145
Total stockholders' equity	99,806	97,441
Total liabilities and stockholders' equity	$110,127	$106,085

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Platform subscriptions	$33,560	$24,324	$65,111	$46,747
Managed services	2,396	1,729	4,626	3,263
Other	584	396	944	792
Total revenues	36,540	26,449	70,681	50,802

COST OF REVENUES:
Platform subscriptions	9,065	5,709	18,376	11,661
Managed services	1,668	1,015	3,283	1,843
Other	114	53	171	82
Total cost of revenues	10,847	6,777	21,830	13,586
Gross profit	25,693	19,672	48,851	37,216

OPERATING EXPENSES:
General and administrative	18,302	7,457	40,597	13,838
Sales and marketing	7,575	4,264	16,007	7,422
Technology and development	3,722	2,041	8,524	4,243
Total operating expenses	29,599	13,762	65,128	25,503
(Loss) income from operations	(3,906)	5,910	(16,277)	11,713

NON-OPERATING INCOME (EXPENSE):
Interest expense	(1)	(1,410)	(7)	(2,802)
Other income (expense)	1	—	4	—
Total non-operating income (expense)	—	(1,410)	(3)	(2,802)

(Loss) income before income taxes	(3,906)	4,500	(16,280)	8,911
Income taxes	219	249	369	551
Net (loss) income	$(4,125)	$4,251	$(16,649)	$8,360
Net loss attributable to non-controlling interests	(1,703)	—	(6,962)	—
Net (loss) income attributable to Enfusion, Inc.	$(2,422)	$4,251	$(9,687)	$8,360

Net loss per Class A common shares attributable to Enfusion, Inc.:
Basic and diluted	$(0.03)		$(0.13)
Weighted Average number of Class A common shares outstanding:
Basic and diluted	84,581		83,989

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive (Loss) Income

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(4,125)	$4,251	$(16,649)	$8,360
Other comprehensive loss, net of income tax:
Foreign currency translation loss	(353)	(16)	(439)	(77)
Total other comprehensive (loss) income	(4,478)	4,235	(17,088)	8,283
Comprehensive loss attributable to non-controlling interests	(1,849)	—	(7,144)	—
Total comprehensive (loss) income attributable to Enfusion, Inc.	$(2,629)	$4,235	$(9,944)	$8,283

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Preferred Units, Stockholders’ Equity and Members’ Deficit

(dollars in thousands)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
March 31, 2022	65,583,289	$66	47,470,971	$47	$233,607	$(178,474)	$(375)	$41,837	$96,708
Net loss	—	—	—	—	—	(2,422)	—	(1,703)	(4,125)
Stock-based compensation, net of taxes paid	—	—	—	—	4,441	—	—	3,135	7,576
Share exchange	1,401,818	1	(1,401,818)	(1)	2,453	—	—	(2,453)	—
Issuance of restricted shares	16,545	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(207)	(146)	(353)
June 30, 2022	67,001,652	$67	46,069,153	$46	$240,501	$(180,896)	$(582)	$40,670	$99,806

January 1, 2022	65,583,289	$66	47,470,971	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441
Net loss	—	—	—	—	—	(9,687)	—	(6,962)	(16,649)
Stock-based compensation, net of taxes paid	—	—	—	—	11,331	—	—	8,122	19,453
Share exchange	1,401,818	1	(1,401,818)	(1)	2,453	—	—	(2,453)	—
Issuance of restricted shares	16,545	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(257)	(182)	(439)
June 30, 2022	67,001,652	$67	46,069,153	$46	$240,501	$(180,896)	$(582)	$40,670	$99,806

					Other
	Preferred Units		Members’ Deficit		Comprehensive	Total
	Units	Amount	Units	Amount	Loss	Members’ Deficit
March 31, 2021	53.774	$167,523	47.968	$(231,410)	$(273)	$(231,683)
Net income	—	2,247	—	2,004	—	2,004
Foreign currency translation loss	—	—	—	—	(16)	(16)
Distributions to members	—	(1,401)	—	(1,188)	—	(1,188)
June 30, 2021	53.774	$168,369	47.968	$(230,594)	$(289)	$(230,883)

January 1, 2021	53.774	$165,515	47.968	$(233,347)	$(212)	$(233,559)
Net income	—	4,419	—	3,941	—	3,941
Foreign currency translation loss	—	—	—	—	(77)	(77)
Distributions to members	—	(1,565)	—	(1,188)	—	(1,188)
June 30, 2021	53.774	$168,369	47.968	$(230,594)	$(289)	$(230,883)

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(16,649)	$8,360
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,955	1,672
Provision for bad debts	459	174
Amortization of debt-related costs	13	148
Stock-based compensation expense	20,350	—
Change in operating assets and liabilities:
Accounts receivable	(11,007)	(3,466)
Prepaid expenses and other current assets	1,316	(1,481)
Accounts payable	(1,970)	763
Accrued expenses and other liabilities	3,326	1,633
Net cash (used) provided by operating activities	(1,207)	7,803
Cash flows from investing activities:
Purchases of property and equipment	(5,263)	(4,401)
Net cash used in investing activities	(5,263)	(4,401)
Cash flows from financing activities:
Payment of Member distributions	—	(2,745)
Payment of withholding taxes on stock-based compensation	(897)	—
Net cash used in financing activities	(897)	(2,745)
Effect of exchange rate changes on cash	(439)	(80)
Net decrease in cash	(7,806)	577
Cash, beginning of period	64,365	13,938
Cash, end of period	$56,559	$14,515
Supplemental disclosure of non-cash investing activities:
Accrued Property, Plant and Equipment	$321	$—
Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$2,712
Income taxes paid in cash	$333	$—

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

Enfusion, Inc. was incorporated in Delaware on June 11, 2021 for the purpose of facilitating an initial public offering (“IPO”), which was completed on October 25, 2021, and other related transactions in order to carry on the business of Enfusion Ltd. LLC.

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc. and Enfusion US 3, Inc.; as well as a substantial financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacao Ltda, Enfusion (Australia) Pty. Ltd. and Enfusion (Shanghai) Co., Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income will be allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income by the unitholders that held Enfusion Ltd. LLC’s common units prior to the Company’s IPO and following the reorganization transactions (the “Pre-IPO Common Unitholders”). As of June 30, 2022, Enfusion, Inc. owned approximately 59% of Enfusion Ltd. LLC.

Note 2    Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022. The condensed consolidated interim financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited condensed consolidated interim financial statements include the accounts of Enfusion, Inc. and its wholly or majority-owned subsidiaries.  All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. Actual results could differ from those estimates. The effect of the change in the estimates will be recognized in the current period of the change.

In order to better align with industry standards, the Company revised the presentation of its condensed  consolidated interim statement of operations for the three and six months ended June 30, 2021 to reclassify certain immaterial expenses to cost of sales for Platform subscriptions.  These expenses were previously classified in cost of sales for Managed services and Other revenues.  This change in presentation has no effect on our gross profit or other consolidated results.  In addition, the Company revised the presentation of certain credit charges that were previously recorded in Other revenues to reclassify these charges to Platform subscription and Managed services revenues, respectively.  This change in presentation has no effect on the Company’s total revenues or other consolidated results.

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2022.

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

Historically, platform subscription contracts have typically had a one-year term and were cancellable with 30 days’ notice.  Beginning in the first quarter of 2021, our default platform subscription contract has had a multi-year term and did not allow termination for convenience, though each contract has and can be negotiated with varying term lengths, with or without a termination for convenience clause.  Clients are invoiced each month for the services provided in accordance with the stated terms of their service contracts. Fees for partial term service contracts are prorated, as applicable. Payment of fees are due from clients within 30 days of the invoice date. The Company does not provide financing to clients. The Company determines revenue recognition through the following five-step framework:

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

Other revenues

Other revenues consists of non-subscription-based revenues, such as software enhancements developed for individual, sponsoring clients, but received by all clients, and data conversion and services that integrate a client’s historical data into our solution. The Company recognizes revenues as these services are performed with invoicing occurring at the end of each month.

Service contracts with multiple performance obligations

Our service contracts with clients can include multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. However, all distinct performance obligations within a contract are satisfied over a similar period of time with the same measure of progress. Accordingly, each distinct performance obligation within a contract has the same pattern of revenue recognition. The Company has determined that implementation services are not distinct from the ongoing platform subscription services due to the highly specialized knowledge required to execute on our solution. Such services are recognized with the platform subscription services revenue over time.

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of June 30, 2022 and December 31, 2021 was $28.5 million and $23.4 million, respectively. The Company expects to recognize this amount over the next one to five years.

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following tables (in thousands):

	Three Months Ended June 30,
	2022		2021
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$23,339	63.9%	$17,141	64.8%
Europe, Middle East and Africa (EMEA)	4,639	12.7%	3,263	12.3%
Asia Pacific (APAC)	8,562	23.4%	6,045	22.9%
Total revenues	$36,540	100.0%	$26,449	100.0%

*	The Company’s total revenues in the United States were $22.8 million and $16.6 million for the three months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,
	2022		2021
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$45,277	64.1%	$33,399	65.7%
Europe, Middle East and Africa (EMEA)	8,949	12.6%	5,976	11.8%
Asia Pacific (APAC)	16,455	23.3%	11,427	22.5%
Total revenues	$70,681	100.0%	$50,802	100.0%

*   The Company’s total revenues in the United States were $44.3 million and $32.6 million or the six months ended June 30, 2022 and 2021, respectively.

Accounts Receivable

As of June 30, 2022 and December 31, 2021, no individual client represented more than 10% of accounts receivable. For the three and six months ended June 30, 2022 and 2021, respectively, no individual client represented more than 10% of the Company’s total revenues.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new Leases (Topic 842) standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for private companies and emerging growth companies in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact the adoption of this standard will have on its consolidated financial statements and related disclosures.  However, the Company expects the adjustment to retained earnings to be immaterial.

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

Note 4   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment and software	$17,195	$14,163
Software development costs	7,423	4,866
Leasehold improvements	1,897	1,947
Furniture and fixtures	542	540
Total property and equipment, cost	27,057	21,516
Less accumulated depreciation and amortization	(10,964)	(8,465)
Total property and equipment, net	$16,093	$13,051

As of June 30, 2022 and December 31, 2021, property and equipment, net located in the United States was $13.7 million and $10.4 million, respectively. The remainder was located in our various international locations. Included in property and equipment are the capitalized costs of software development. Software development costs capitalized during the three months ended June 30, 2022 and 2021 were $1.4 million and $501 thousand, respectively.  Software development costs capitalized during the six months ended June 30, 2022 and 2021 were $2.6 million and $1.0 million, respectively.

Depreciation and amortization expense related to property and equipment, excluding software development costs, was $849 thousand and $516 thousand for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment, excluding software development costs, was $1.6 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense related to software development costs was $507 thousand and $305 thousand for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to software development costs was $915 thousand and $577 thousand for the six months ended June 30, 2022 and 2021, respectively.

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$7,041	$3,180
Accrued expenses	1,354	1,182
Accrued taxes	568	1,216
Total accrued expenses and other current liabilities	$8,963	$5,578

Note 6   Operating Leases and Service Agreements

Operating Leases and Service Agreements

The Company leases office space in various locations under operating lease agreements in the normal course of business, which expire at various dates through 2025. Certain operating leases are secured with cash security deposits or letters of credit.

The Company has service agreements for the use of data processing facilities. These service agreements expire at various dates through 2023. Monthly base payments as of June 30, 2022 range from $6 thousand to $16 thousand.

Future aggregate minimum rental payments under the noncancelable operating leases and service agreements noted above, excluding the Company’s share of real estate taxes and other operating costs, are as follows (in thousands):

Amount
2022 (remaining six months)	$2,111
2023	3,344
2024	2,385
2025	901
Total	$8,741

Total expense related to these lease agreements, which is included in Cost of revenues and Operating expenses, was $1.2 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2021, respectively.

Note 7   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated based on historical claim activity and loss development factors. No accruals for contingencies were recorded as of June 30, 2022 and December 31, 2021, respectively.

Note 8   Preferred Units, Stockholders’ Equity and Members’ Deficit

Prior to the organizational restructuring consummated in connection with the Company’s IPO and the application of the net proceeds therefrom (the “Reorganization Transactions”), Enfusion Ltd. LLC was organized as a limited liability company owned by its members, each of whose membership interests consisted of an equal number of: (i) “Economic

Units”, which represented a Member’s economic interest in Enfusion Ltd. LLC; and (ii) “Participation Units”, which represented a Member’s right to participate (vote) in the affairs of Enfusion Ltd. LLC.

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

Amendment and Restatement of Certificate of Incorporation

In October 2021, the Company amended its certificate of incorporation. The amended and restated certificate of incorporation of Enfusion, Inc. provides for 1,000,000,000 authorized shares of Class A common stock, 150,000,000 authorized shares of Class B common stock and 100,000,000 shares of preferred stock. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Holders of shares of the Company’s Class A common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors, and subject to the rights of the holders of one or more outstanding series of preferred stock, as applicable, having liquidation preferences, the holders of shares of the Company’s Class A common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Each share of the Company’s Class B common stock is entitled to one vote per share and is not convertible or exchangeable for a share of Class A common stock or any other security. Holders of the Company’s Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution or winding up of Enfusion, Inc.

Preferred Stock

The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of June 30, 2022, the Company has not issued any shares of preferred stock nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 9 Stock-Based Compensation

The Company recognized total stock compensation expense for the three and six months ended June 30, 2022 of $7.7 million and $20.4 million, respectively.

In connection with obligations to issue Class A common stock to former holders of Award Units under the Company’s former Change in Control Bonus Plan, the Company paid approximately $1.4 million of tax withholding obligations for federal and state payroll taxes. Of that amount, $897 thousand related to employee payroll tax withholdings and has accordingly been recorded as a reduction to additional paid-in capital. The Company’s stock compensation expense was recognized in the following captions within the consolidated statements of operations:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cost of revenues	$341	$695
General and administrative	4,969	13,907
Sales and marketing	1,491	3,484
Technology and development	867	2,264
Total stock compensation expense	$7,668	$20,350

Total unrecognized stock compensation expense related to unvested restricted stock units (“RSUs”) and contingently issuable shares of Class A common stock that will vest within one year of the IPO contingent upon continued employment requirements (“Contingently Issuable Shares”) was $40.6 million as of June 30, 2022, which is expected to be recognized over a weighted-average period of 2.2 years from the date of grant.

In connection with the IPO, the Company adopted the 2021 Incentive Plan (the “Plan”). The Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of the Company’s shareholders.

During the three months ended June 30, 2022, there were 84,000 stock options granted under the Plan, at a weighted average exercise price of $9.86 per option.  As of June 30, 2022, there was approximately $523 thousand of unrecognized equity based compensation expense related to these stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.  The total fair value of the stock options that vested in the three months ended June 30, 2022 was immaterial.

The assumptions used for the options granted under the Plan during the three months ended June 30, 2022 were as follows:

Assumptions
Expected volatility	64.54%
Expected term of award	6.5 years
Risk-free rate	3.39%
Dividend yield	0.00%

In connection with the IPO, the Company also adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, eligible employees may be granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. As of June 30, 2022, no options were granted to employees under the 2021 ESPP.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three Months	Six Months
(in thousands, except per share amounts)	Ended June 30, 2022	Ended June 30, 2022
Numerator:
Net loss	$(4,125)	$(16,649)
Less: Net loss attributable to non-controlling interests	1,703	6,962
Net loss attributable to Enfusion, Inc.	(2,422)	(9,687)
Adjustment to income (loss) attributable to common stockholders	(234)	(978)
Numerator for Basic Earnings per Share	$(2,656)	$(10,665)
Denominator:
Weighted-average shares of Class A common stock outstanding	66,287	65,935
Vested shares of Class A common stock and RSUs	18,294	18,054
Weighted-average shares of Class A common stock outstanding--basic	84,581	83,989
Net loss per share of Class A common stock--basic and diluted	$(0.03)	$(0.13)

The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months	Six Months
(in thousands)	Ended June 30, 2022	Ended June 30, 2022
Class B common stock	46,770	47,121
Contingently issuable shares of Class A common stock	406	652
Restricted stock units	3,562	3,561
Stock options	84	84
	50,822	51,418

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

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was (5.6)% and 5.5%, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was (2.3)% and 6.2%, respectively. In the three and six months ending June 30, 2022, respectively, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full valuation allowance in the U.S. Conversely, in the three and six months ending June 30, 2021, respectively, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to the pass-through income generated.

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

In connection with the IPO, the Company entered into the Tax Receivable Agreement with the Pre-IPO LLC Members, which provides for the payment by Enfusion Inc. of 85% of certain cash tax benefits that Enfusion, Inc. actually realizes, or in some cases is deemed to realize. As of June 30, 2022 and December 31, 2021, the Company has not recorded a liability under the Tax Receivable Agreement related to the tax benefits originating from the Reorganization Transactions, IPO and subsequent purchase of Enfusion Ltd. LLC units during the year ended December 31, 2021 as it is not probable that the Company will realize such tax benefits.

On May 6, 2022, a Pre-IPO Common Unitholder delivered an exchange notice pursuant to Article XII of the LLC Operating Agreement, relating to the exchange of 1,401,818 Common Units and an equal number of shares of class B common stock for an equal number of shares of Class A common stock.

Pursuant to the terms of the LLC Operating Agreement, the Pre-IPO Common Unitholder surrendered 1,401,818 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,401,818 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of Class B Common Stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,401,818.

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

Our total revenues were approximately 98.4% and 98.7% recurring subscription-based during the three and six months ended June 30, 2022, respectively, and 98.5% and 98.4% during the three and six months ended June 30, 2021, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed service fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

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

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker, (“CODM”) reviews and assesses the performance of our business. Our total revenues were $36.5 million and $70.7 million for the three and six months ended June 30, 2022, respectively, compared to $26.5 million and $50.8 million for the three and six months ended June 30, 2021, respectively. Platform subscriptions and managed services revenues were $36.0 million for the three months ended June 30, 2022, up approximately 38% from $26.1 million for the three months ended June 30, 2021.  For the six months ended June 30, 2022, platform and subscriptions revenues were $69.7 million, up 39.4% compared to $50.0 million for the six months ended June 30, 2021.  We had net losses of $4.1 million and $16.7 million for the three and six months ended June 30, 2022, compared to net income of $4.3 million and $8.4 million for the three and six months ended June 30, 2021, respectively.

Components of Our Results of Operations

Revenues

Platform subscriptions

Platform subscriptions revenues consists primarily of user fees to provide our clients access to our cloud-based solution. Fees consider various components such as number of users, connectivity, trading volume, data usage and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return right. Platform subscription revenues are generally recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Historically, our platform subscription contracts have typically had a one-year term and were cancellable with 30 days’ notice.  Beginning in the first quarter of 2021, our default platform subscription contract has had a multi-year term and did not allow termination for convenience, though each contract has and can be negotiated with varying term lengths, with or without a termination for convenience clause. Installment payments are invoiced at the end of each calendar month during the subscription term.

Managed services

Managed services revenues primarily consists of client-selected middle- and back-office, technology-powered services. We recognize revenues monthly as the managed services are performed with invoicing occurring at the end of the month. Generally, invoices have a 30-day payment period in accordance with the associated contract. There is no financing available.

Other

Other revenues consist of non-subscription-based revenues, such as software enhancements developed for individual, sponsoring clients, but received by all clients, and data conversion and services that integrate a client’s historical data into our solution. We recognize revenues as these services are performed with invoicing occurring at the end of each month.

Cost of Revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of our software and services, including base salaries, bonuses, employee benefits and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead and certain direct data and hosting costs, and stock-based compensation. Our cost of revenues has fixed and variable components and depends on the type of revenues earned in each period. We expect our cost of revenues to increase in absolute dollars as we continue to hire personnel to provide hosting services and technical support to our growing client base. We anticipate additional expenses as a result of stock-based compensation expenses for the contingently issuable shares of our Class A common stock that will vest within one year of the IPO contingent upon continued employment requirements (the “Contingently Issuable Shares”), restricted stock units granted in connection with the IPO, and other equity awards to be issued under our equity plans.

Operating Expenses

We present stock-based compensation expense within General and administrative, Sales and marketing, and Technology and development expenses based on the individual employee’s department. We anticipate additional expenses as a result of stock-based compensation expenses for the Contingently Issuable Shares, restricted stock units granted in connection with the IPO, and other equity awards to be issued under our equity plans.

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

Income Taxes

Enfusion Ltd. LLC has historically been and is treated as a pass-through entity for U.S. federal tax purposes and most applicable state and local income tax purposes. Income tax provision represents the income tax expense or benefit associated with our foreign operations based on the tax laws of the jurisdictions in which we operate.

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

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended June 30,
(in thousands)	2022	2021

	Unaudited
REVENUES:
Platform subscriptions	$33,560	$24,324
Managed services	2,396	1,729
Other	584	396
Total revenues	36,540	26,449

COST OF REVENUES:
Platform subscriptions	9,065	5,709
Managed services	1,668	1,015
Other	114	53
Total cost of revenues	10,847	6,777
Gross profit	25,693	19,672

OPERATING EXPENSES:
General and administrative	18,302	7,457
Sales and marketing	7,575	4,264
Technology and development	3,722	2,041
Total operating expenses	29,599	13,762
(Loss) income from operations	(3,906)	5,910

NON-OPERATING INCOME (EXPENSE):
Interest expense	(1)	(1,410)
Other income (expense)	1	—
Total non-operating income (expense)	—	(1,410)

(Loss) income before income taxes	(3,906)	4,500
Income taxes	219	249
Net (loss) income	(4,125)	4,251
Net loss attributable to non-controlling interests	(1,703)	—
Net (loss) income attributable to Enfusion, Inc.	$(2,422)	$4,251

Revenues

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Platform subscriptions	$33,560	$24,324	$9,236	38.0%
Managed services	2,396	1,729	667	38.6%
Other	584	396	188	47.5%
Total revenues	$36,540	$26,449	$10,091	38.2%

Total revenue was $36.5 million for the three months ended June 30, 2022 compared to $26.5 million for the three months ended June 30, 2021, representing an increase of $10.0 million, or 38.2%.

Platform subscriptions

Platform subscriptions revenue increased by $9.2 million or 38.0%, from $24.3 million for the three months ended June 30, 2021 to $33.6 million for the three months ended June 30, 2022.  The increase was primarily driven by increased revenues from new clients of approximately $4.4 million. Revenue also increased for existing clients; this increase includes sales of new services and growth from existing contracts due to new users of $5 million and the full-period impact of prior period sales of $1.6 million, partially offset by reductions in revenue due to client churn.

Managed services

Managed services revenue increased by approximately $700 thousand or 38.6%, from $1.7 million for the three months ended June 30, 2021 to $2.4 million for the three months ended June 30, 2022.  The increase was primarily driven by revenue from new clients of approximately $600 thousand and increases in revenue from existing clients of approximately $340 thousand, partially offset by reductions in revenue due to client churn.

Other

Other revenues consisting of software enhancements and data conversion services of $600 thousand remained relatively consistent for the three months ended June 30, 2022 over the comparative period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Cost of revenues:
Platform subscriptions	$9,065	$5,709	$3,356	58.8%
Managed services	1,668	1,015	653	64.3%
Other	114	53	61	115.1%
Total cost of revenues	$10,847	$6,777	$4,070	60.1%

Gross profit	$25,693	$19,672	$6,021	30.6%

Gross profit margin	70.3%	74.4%

Cost of Revenues

Cost of revenues increased by $4.1 million or 60.1%, from $6.8 million for the three months ended June 30, 2021 to $10.9 million for the three months ended June 30, 2022. The increase was primarily driven by an increase in payroll and payroll-related costs of $2.7 million, largely resulting from headcount additions to support our continued growth. In addition, hosting costs and data fees increased by $550 thousand over the comparative period, reflective of an increased client base and increased usage.  Stock-based compensation expense of approximately $341 thousand also contributed to the increase.

Gross profit increased by $6 million, from $19.7 million for the three months ended June 30, 2021 to $25.7 million for the three months ended June 30, 2022.  Gross profit margin as a percentage of revenue decreased by 4.1%.  The decrease in overall gross profit margin as a percentage of revenues was primarily attributable to increased personnel costs for onboarding and client services.

Operating Expenses

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
General and administrative	$18,302	$7,457	$10,845	145.4%
Sales and marketing	7,575	4,264	3,311	77.7%
Technology and development	3,722	2,041	1,681	82.4%
Total operating expenses	$29,599	$13,762	$15,837	115.1%

General and administrative

General and administrative expenses increased by $10.8 million, from $7.5 million for the three months ended June 30, 2021 to $18.3 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to stock-based compensation expense of approximately $5 million.  Professional fees for accounting, consulting, legal, and tax services increased by approximately $1.1 million over the comparative period. These fees were primarily incurred to support our growth and the increased administrative complexity related to our new public company status. The remaining increase in general and administrative expenses is primarily attributable to increased corporate personnel costs and incremental public company costs such as directors and officers insurance.

Sales and marketing

Sales and marketing expenses increased by $3.3 million, from $4.3 million for the three months ended June 30, 2021 to $7.6 million for the three months ended June 30, 2022.  The increase was primarily attributable to stock-based compensation expense of $1.5 million. The increase was also attributable to higher personnel costs related to our continued focus on the growth of our professional sales organization, increased marketing spend, and increased commission expenses.

Technology and development

Technology and development expenses increased by $1.7 million, from $2.0 million for the three months ended June 30, 2021 to $3.7 million for the three months ended June 30, 2022.  The increase in technology and development expense was primarily attributable to stock-based compensation expense of approximately $900 thousand, with the remaining increase driven by incremental personnel costs to support growth of our product development and client services groups.

Non-Operating Expense

The overall decrease of $1.4 million in non-operating expense from the three months ended June 30, 2021 to the three months ended June 30, 2022 was driven primarily by the decrease in interest expense as result of the repayment in full of the term loan in the fourth quarter of 2021 following the IPO.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods shown:

	Six Months Ended June 30,
(in thousands)	2022	2021

	Unaudited
REVENUES:
Platform subscriptions	$65,111	$46,747
Managed services	4,626	3,263
Other	944	792
Total revenues	70,681	50,802

COST OF REVENUES:
Platform subscriptions	18,376	11,661
Managed services	3,283	1,843
Other	171	82
Total cost of revenues	21,830	13,586
Gross profit	48,851	37,216

OPERATING EXPENSES:
General and administrative	40,597	13,838
Sales and marketing	16,007	7,422
Technology and development	8,524	4,243
Total operating expenses	65,128	25,503
(Loss) income from operations	(16,277)	11,713

NON-OPERATING INCOME (EXPENSE):
Interest expense	(7)	(2,802)
Other income (expense)	4	—
Total non-operating income (expense)	(3)	(2,802)

(Loss) income before income taxes	(16,280)	8,911
Income taxes	369	551
Net (loss) income	(16,649)	8,360
Net loss attributable to non-controlling interests	(6,962)	—
Net (loss) income attributable to Enfusion, Inc.	$(9,687)	$8,360

Revenues

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Platform subscriptions	$65,111	$46,747	$18,364	39.3%
Managed services	4,626	3,263	1,363	41.8%
Other	944	792	152	19.2%
Total revenues	$70,681	$50,802	$19,879	39.1%

Total revenue was $70.7 million for the six months ended June 30, 2022 compared to $50.8 million for the six months ended June 30, 2021, representing an increase of $19.9 million, or 39.1%.

Platform subscriptions

Platform subscriptions revenue increased by $18.4 million or 39.3%, from $46.7 million for the six months ended June 30, 2021 to $65.1 million for the six months ended June 30, 2022.  The increase was primarily driven by increased revenues from new clients of approximately $7.1 million. Revenue also increased for existing clients; this increase includes sales of new services and growth from existing contracts due to new users of $8.6 million and the full-period impact of prior period sales of approximately $5.5 million, partially offset by reductions in revenue due to client churn.

Managed services

Managed services revenue increased by approximately $1.3 million or 41.8%, from $3.3 million for the six months ended June 30, 2021 to $4.6 million for the six months ended June 30, 2022.  The increase was primarily driven by revenue from new clients of approximately $1 million and increases in revenue from existing clients of approximately $770 thousand, partially offset by reductions in revenue due to client churn.

Other

Other revenues consisting of software enhancements and data conversion services of approximately $900 thousand remained relatively consistent for the six months ended June 30, 2022 over the comparative period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Cost of revenues:
Platform subscriptions	$18,376	$11,661	$6,715	57.6%
Managed services	3,283	1,843	1,440	78.1%
Other	171	82	89	108.5%
Total cost of revenues	$21,830	$13,586	$8,244	60.7%

Gross profit	$48,851	$37,216	$11,635	31.3%

Gross profit margin	69.1%	73.3%

Cost of Revenues

Cost of revenues increased by $8.2 million or 60.7%, from $13.6 million for the six months ended June 30, 2021 to $21.8 million for the six months ended June 30, 2022. The increase was primarily driven by an increase in payroll and payroll-related costs of $5.1 million, largely resulting from headcount additions to support our continued growth. In addition, hosting costs and data fees increased by $1.3 million over the comparative period, reflective of an increased client base and increased usage.  Stock-based compensation expense of approximately $695 thousand also contributed to the increase.

Gross profit increased by approximately $11.6 million, from $37.2 million for the six months ended June 30, 2021 to $48.9 million for the six months ended June 30, 2022. Gross profit margin as a percentage of revenue decreased by 4.2%.  The decrease in gross profit margin as a percentage of revenues was primarily attributable to increased personnel costs for onboarding and client services.

Operating Expenses

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
General and administrative	$40,597	$13,838	$26,759	193.4%
Sales and marketing	16,007	7,422	8,585	115.7%
Technology and development	8,524	4,243	4,281	100.9%
Total operating expenses	$65,128	$25,503	$39,625	155.4%

General and administrative

General and administrative expenses increased by $26.8 million, from $13.8 million for the six months ended June 30, 2021 to $40.6 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to stock-based compensation expense of $13.9 million.  Professional fees for accounting, consulting, legal, and tax services increased by approximately $4 million over the comparative period. These fees were primarily associated with our transition to a public entity and the Reorganization Transactions. The remaining increase in general and administrative expenses is primarily attributable to increased corporate personnel costs and incremental public company costs such as directors and officers insurance.

Sales and marketing

Sales and marketing expenses increased by $8.6 million, from $7.4 million for the six months ended June 30, 2021 to $16 million for the six months ended June 30, 2022.  The increase was primarily attributable to stock-based compensation expense of $3.5 million. The increase was also attributable to higher personnel costs related to our continued focus on the growth of our professional sales organization, increased marketing spend, and increased commission expenses.

Technology and development

Technology and development expenses increased by $4.3 million, from $4.2 million for the six months ended June 30, 2021 to $8.5 million for the six months ended June 30, 2022.  The increase in technology and development expense was primarily attributable to stock-based compensation expense of $2.3 million, with the remaining increase driven by incremental personnel costs to support growth of our product development and client services groups.

Non-Operating Expense

The overall decrease of $2.8 million in non-operating expense from the six months ended June 30, 2021 to the six months ended June 30, 2022 was driven primarily by the decrease in interest expense as result of the repayment in full of the term loan in the fourth quarter of 2021 following the IPO.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of equity and debt. As of June 30, 2022, we had cash of $56.6 million and $5.0 million in available borrowing capacity under our Revolving Debt (as defined below). As of June 30, 2022, the Company was contingently obligated for a letter of credit in the amount of $0.2 million which bears interest at an annual rate of 2%. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors. As a result of the IPO, we expect that our future uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement.  Further, between October 20, 2022 and October 20, 2023, we estimate that we will issue an aggregate of approximately 18.6 million shares of Class A common stock, in one or more tranches, to former holders of Award Units and a non-executive employee, as previously disclosed in our 2021 Annual Report on Form 10-K under the risk factor entitled “Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks and will cause us to recognize significant stock-based compensation expense that will substantially impact our net income in the near term.”  Their related individual tax withholding obligations will be satisfied, at our discretion, through methods that may include (i) a “sell to cover” arrangement whereby a certain number of shares would be sold into the market with proceeds from such sale remitted to us in an amount that would satisfy the withholding amount, and (ii) our withholding a certain number of the shares with a value that would satisfy the withholding amount due and using our available capital resources to pay the related tax burden, which could have a material impact on our liquidity and capital resources. Refer to Part II, Section 1 A, Risk Factors for further details.

We may in the future enter into arrangements to acquire or invest in complementary businesses, services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Net cash (used in) provided by operating activities	$(1,207)	$7,803	$(9,010)	(115.5)%
Net cash used in investing activities	(5,263)	(4,401)	(862)	(19.6)%
Net cash used in financing activities	(897)	(2,745)	1,848	67.3%
Effect of exchange rate changes on cash	(439)	(80)	(359)	(448.8)%
Net decrease in cash	$(7,806)	$577	$(8,383)	1,452.9%

Operating activities

We used $1.2 million in cash flows from operating activities during the six months ended June 30, 2022, resulting from our net loss of $16.6 million, adjusted by non-cash charges of $23.8 million (of which $20.4 million is related to stock-based compensation expense), and offset by $8.4 million of cash used in working capital activities.  Cash used by working capital accounts was primarily due to increases in accounts receivable, largely related to our revenue growth.

For the six months ended June 30, 2021,  we generated $7.8 million in cash flows from operating activities, resulting from net income of $8.4 million, adjusted by non-cash charges of $2.0 million, and offset by $2.6 million of cash used in working capital activities.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2022 was $5.3 million, compared to $4.4 million of net cash used in investing activities in the six months ended June 30, 2021. This increase was driven by investments in property and equipment costs to support the expansion of our business.

Financing activities

We used $897 thousand in cash flows from financing activities during the six months ended June 30, 2022, resulting from payment of withholding taxes on stock-based compensation.  For the six months ended June 30, 2021, we incurred $2.8 million for distributions to members.

Indebtedness

We have a revolving debt facility with Silicon Valley Bank (the “Revolving Debt”). We did not have any outstanding revolving debt as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the available unused commitment of the revolving debt was $5.0 million. The credit agreement governing the Revolving Debt contains certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements as of June 30, 2022.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

We have service agreements for the use of data processing facilities. As of June 30, 2022, these service agreements expire at various dates through 2023. We also lease office space under operating lease agreements.

As of June 30, 2022, our contractual obligations consisted of: (i) operating lease obligations of $8.6 million, of which $2.0 million is due in 2022 and $6.6 million is due thereafter, and (ii) service agreement obligations of approximately $130 thousand, a majority of which are due in 2022.

As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. We estimate the amount of existing tax basis and basis adjustments acquired in the IPO to be approximately $232.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the quarter ended June 30, 2022. For a discussion of our exposure to market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following is intended to restate and supplement the risk factor entitled “Our obligations to issue Class common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks and will cause us to recognize significant stock-based compensation expense that will substantially impact our net income in the near term,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the risk factor set forth below, there have been no material changes to the risk factors disclosed under the heading “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks, some of which could cause the price of our stock to decline, and will cause us to recognize significant stock-based compensation expense that will substantially impact our net income in the near term.

We previously adopted a Change in Control Bonus Plan, which provided for the payment of cash amounts to certain eligible employees upon the occurrence of a change in control of our company. The aggregate amount of payment that could have been made to all participants under the Change in Control Bonus Plan may have been as much as 18% of the gross consideration received by us or our stockholders in a change in control transaction. The board of managers of Enfusion Ltd. LLC elected to terminate the Change in Control Bonus Plan (and all Award Units issued thereunder) effective following effectiveness of the IPO registration statement. The value, based on our valuation at the IPO, of all Award Units that are vested at effectiveness of the IPO registration statement and Award Units that would have vested within one year thereafter will be paid to participants in the Change in Control Bonus Plan in the form of vested shares of Class A common stock between the first and second anniversaries of such date of effectiveness. As of June 30, 2022, we will issue approximately 14,914,206 shares of Class A common stock to former holders of vested Award Units and 1,667,852 shares of Class A common stock to former holders of Award Units that would have vested within one year after effectiveness of the of the IPO registration statement, in satisfaction of the obligations described above and subject to further required withholdings under the Federal Insurance Contributions Act. In addition, in exchange for termination of an agreement pursuant to which we were obligated to pay a percentage of our annual net profits to a non-executive employee, we will issue 2,047,064 shares of Class A common stock to such employee between the first and second anniversaries of the effectiveness of the IPO registration statement. As of the date of this report, the number of shares to be issued between the first and second anniversaries of effectiveness of the IPO registration statement in satisfaction of the obligations described above will increase the aggregate number of outstanding shares of our Class A common stock and Class B common stock outstanding by approximately 16.5%, resulting in significant dilution to holders of our capital stock. Any issuance of Class A common stock described above, or the fact of any such impending issuance, may adversely impact the market price of our Class A common stock.

The individual tax withholding obligations to be incurred in connection with the issuance of the shares described above will be satisfied, at our discretion, through methods that may include (i) a “sell to cover” arrangement whereby we would withhold from issuance a certain number of shares, which would then be sold into the market with proceeds from such sale remitted to us in an amount that would satisfy the withholding amount, and (ii) our withholding a certain number of the shares with a value that would satisfy the withholding amount due and using our available capital resources to pay the related tax burden.  If we elect to satisfy a significant component of these tax withholding obligations through a sell to cover arrangement, it could cause the sale, at one or more periods of time between October 20, 2022 and October 20, 2023, of a significant number of shares relative to the current average daily trading volume of our Class A common stock. These sales, or the perception that the sales could occur, could cause the price of our stock to decline.

The issuance of shares of our Class A common stock in satisfaction of our obligations to former participants in the Change in Control Bonus Plan has and will result in significant stock-based compensation expense. At the time of the IPO, we recognized stock-based compensation expense of approximately $268.5 million (reflecting a discount for lack of marketability due to the post-vesting restriction because, although fully vested, the shares will not be issued until at least one year after the IPO) in connection with 9 future issuance of shares of Class A common stock to (i) former holders of Award Units under our former Change in Control Bonus Plan and (ii) a non-executive employee in exchange for the termination of a profit sharing agreement. We recognized approximately $16.7 million in 2021 and expect to recognize $10.1 million in 2022 in stock-based compensation expense in connection with the future issuance of shares of Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan that would have vested within one year after the IPO (reflecting a discount for lack of marketability due to the post-vesting restriction because the shares will vest within the next year but will not be issued until at least one year after the IPO).  In addition, we recognized approximately $4.6 million in 2021 and expect to recognize approximately $51.0 million through 2025 in stock-based compensation related to restricted stock units granted in connection with the IPO. Further, we expect to recognize approximately $500 thousand in stock-based compensation expense related to stock options issued under the 2021 Incentive Plan.  These non-cash charges do not impact our revenues or Adjusted EBITDA; however, they will have a direct and substantial adverse impact on our net income. The impact of these equity-related matters on our net income may adversely affect the trading price of our Class A common stock.

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

Issuer Purchases of Equity Securities

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

10.1#*†	Employment Agreement, signed on September 29, 2021, by and between Enfusion Ltd. LLC and Bronwen Bastone.
10.2#*†	Offer of Employment / Appendix 1 – Scope of Employment, dated September 8, 2021, by and between Enfusion Ltd. LLC and Bronwen Bastone.
10.3#*	Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Bronwen Bastone.
10.4#*	Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Thomas Kim.
10.5#*	Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Stephen Dorton.
10.6#*	Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Steven Bachert.
10.7#*	Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Lorelei Skillman.
10.8#*	Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Daniel Groman.
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
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

ENFUSION, INC.

August 10, 2022	By:	/s/ Thomas Kim
Thomas Kim
Chief Executive Officer
(Principal Executive Officer)

August 10, 2022	By:	/s/ Stephen P. Dorton
Stephen P. Dorton
Chief Financial Officer
(Principal Financial and Accounting Officer)