Form 10-Q
period 2022-09-30
Enfusion, Inc.
filed 2022-11-10
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, the registrant had 114,055,220 shares of common stock outstanding, consisting of 68,986,067 outstanding shares of Class A common stock and 45,069,153 outstanding shares of Class B common stock.

GLOSSARY

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Interim Balance Sheets

(dollars in thousands)

	As of	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,543	$64,365
Accounts receivable, net	28,992	18,223
Prepaid expenses	2,605	6,030
Other current assets	888	1,060
Total current assets	96,028	89,678
Property and equipment, net	15,423	13,051
Other assets	4,151	3,356
Total assets	$115,602	$106,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,185	$2,528
Accrued expenses and other current liabilities	10,804	5,578
Total current liabilities	11,989	8,106
Other liabilities	443	538
Total liabilities	12,432	8,644
Stockholders' Equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 67,009,006 and 65,583,289 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	67	66
Class B common stock, $0.001 par value; 150,000,000 shares authorized, 46,069,153 and 47,470,971 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	46	47
Additional paid-in capital	241,045	226,717
Accumulated deficit	(179,357)	(171,209)
Accumulated other comprehensive loss	(672)	(325)
Total stockholders’ equity attributable to Enfusion, Inc.	61,129	55,296
Non-controlling interests	42,041	42,145
Total stockholders' equity	103,170	97,441
Total liabilities and stockholders' equity	$115,602	$106,085

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Platform subscriptions	$35,953	$26,950	$101,064	$73,697
Managed services	2,504	1,877	7,130	5,140
Other	694	218	1,638	1,010
Total revenues	39,151	29,045	109,832	79,847

COST OF REVENUES:
Platform subscriptions	10,077	6,878	28,453	18,539
Managed services	1,776	1,125	5,059	2,968
Other	121	92	292	174
Total cost of revenues	11,974	8,095	33,804	21,681
Gross profit	27,177	20,950	76,028	58,166

OPERATING EXPENSES:
General and administrative	13,094	8,546	53,691	22,385
Sales and marketing	7,278	4,901	23,285	12,323
Technology and development	3,864	2,600	12,388	6,844
Total operating expenses	24,236	16,047	89,364	41,552
Income (loss) from operations	2,941	4,903	(13,336)	16,614

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(4)	(1,485)	(11)	(4,287)
Other (expense) income	(52)	29	(48)	29
Total non-operating expense	(56)	(1,456)	(59)	(4,258)

Income (loss) before income taxes	2,885	3,447	(13,395)	12,356
Income taxes	287	154	656	704
Net income (loss)	$2,598	$3,293	$(14,051)	$11,652
Net income (loss) attributable to non-controlling interests	1,059	—	(5,903)	—
Net income (loss) attributable to Enfusion, Inc.	$1,539	$3,293	$(8,148)	$11,652

Net income (loss) per Class A common shares attributable to Enfusion, Inc.:
Basic	$0.02		$(0.11)
Diluted	$0.02		$(0.11)
Weighted Average number of Class A common shares outstanding:
Basic	85,156		84,508
Diluted	131,760		84,508

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive (Loss) Income

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$2,598	$3,293	$(14,051)	$11,652
Other comprehensive income (loss), net of income tax:
Foreign currency translation (loss)	(152)	(17)	(591)	(94)
Total other comprehensive income (loss)	2,446	3,276	(14,642)	11,558
Comprehensive income (loss) attributable to non-controlling interests	997	—	(6,147)	—
Total comprehensive income (loss) attributable to Enfusion, Inc.	$1,449	$3,276	$(8,495)	$11,558

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Preferred Units, Stockholders’ Equity and Members’ Deficit

(dollars in thousands)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
June 30, 2022	67,001,652	$67	46,069,153	$46	$240,501	$(180,896)	$(582)	$40,670	$99,806
Net income	—	—	—	—	—	1,539	—	1,059	2,598
Stock-based compensation, net of taxes paid	—	—	—	—	544	—	—	374	918
Issuance of restricted shares	7,354	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(90)	(62)	(152)
September 30, 2022	67,009,006	$67	46,069,153	$46	$241,045	$(179,357)	$(672)	$42,041	$103,170

January 1, 2022	65,583,289	$66	47,470,971	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441
Net loss	—	—	—	—	—	(8,148)	—	(5,903)	(14,051)
Stock-based compensation, net of taxes paid	—	—	—	—	11,875	—	—	8,496	20,371
Share exchange	1,401,818	1	(1,401,818)	(1)	2,453	—	—	(2,453)	—
Issuance of restricted shares	23,899	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(347)	(244)	(591)
September 30, 2022	67,009,006	$67	46,069,153	$46	$241,045	$(179,357)	$(672)	$42,041	$103,170

					Other
	Preferred Units		Members’ Deficit		Comprehensive	Total
	Units	Amount	Units	Amount	Loss	Members’ Deficit
June 30, 2021	53.774	$168,369	47.968	$(230,594)	$(289)	$(230,883)
Net income	—	1,740	—	1,553	—	1,553
Foreign currency translation loss	—	—	—	—	(17)	(17)
Distributions to members	—	(243)	—	(288)	—	(288)
September 30, 2021	53.774	$169,866	47.968	$(229,329)	$(306)	$(229,635)

January 1, 2021	53.774	$165,515	47.968	$(233,347)	$(212)	$(233,559)
Net income	—	6,158	—	5,494	—	5,494
Foreign currency translation loss	—	—	—	—	(94)	(94)
Distributions to members	—	(1,807)	—	(1,476)	—	(1,476)
September 30, 2021	53.774	$169,866	47.968	$(229,329)	$(306)	$(229,635)

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(14,051)	$11,652
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,654	2,659
Provision for bad debts	1,261	278
Amortization of debt-related costs	19	222
Stock-based compensation expense	20,788	—
Change in operating assets and liabilities:
Accounts receivable	(12,030)	(7,097)
Prepaid expenses and other current assets	2,246	(5,505)
Accounts payable	(1,383)	1,825
Accrued expenses and other liabilities	5,131	1,460
Net cash provided by operating activities	6,635	5,494
Cash flows from investing activities:
Purchases of property and equipment	(6,185)	(6,373)
Net cash used in investing activities	(6,185)	(6,373)
Cash flows from financing activities:
Repayment of Term Loan	—	(1,250)
Payment of Member distributions	—	(3,283)
Payment of withholding taxes on stock-based compensation	(917)	—
Net cash used in financing activities	(917)	(4,533)
Effect of exchange rate changes on cash	(355)	(94)
Net decrease in cash	(822)	(5,506)
Cash and cash equivalents, beginning of period	64,365	13,938
Cash and cash equivalents, end of period	$63,543	$8,432
Supplemental disclosure of non-cash investing activities:
Accrued Property, Plant and Equipment	$40	$—
Capitalized Stock-based compensation expense	$500	$—
Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$3,806
Income taxes paid in cash	$1,053	$—

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1   Organization and Description of Business

Enfusion is a leading provider of cloud-based order and execution management, portfolio management and risk systems. Enfusion’s clients include large global hedge fund managers, institutional asset managers, family offices and other institutional investors. Enfusion provides its clients with innovative real-time performance, risk calculations, and accounting capabilities for some of the most sophisticated financial products. The Company is headquartered in Chicago, Illinois and has offices in Chicago, New York, London, Dublin, Hong Kong, Singapore, São Paulo, Mumbai, Bengaluru, and Sydney.

Enfusion, Inc. was incorporated in Delaware on June 11, 2021 for the purpose of facilitating an initial public offering, which was completed on October 25, 2021, and other related transactions in order to carry on the business of Enfusion Ltd. LLC.

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc. and Enfusion US 3, Inc.; as well as a substantial financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacao Ltda, Enfusion (Australia) Pty. Ltd. and Enfusion (Shanghai) Co., Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income by the Pre-IPO Common Unitholders.  As of September 30, 2022, Enfusion, Inc. owned approximately 59% of Enfusion Ltd. LLC.

Note 2    Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022. The condensed consolidated interim financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited condensed consolidated interim financial statements include the accounts of Enfusion, Inc. and its wholly or majority-owned subsidiaries.  All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. Actual results could differ from those estimates. The effect of the change in the estimates will be recognized in the period of the change.

In order to better align with industry standards, the Company revised the presentation of its condensed  consolidated interim statement of operations for the three and nine months ended September 30, 2021 to reclassify certain immaterial expenses to cost of sales for Platform subscriptions.  These expenses were previously classified in cost of sales for Managed services and Other revenues.  This change in presentation has no effect on our gross profit or other consolidated results.  In addition, the Company revised the presentation of certain credit charges that were previously recorded in Other revenues to reclassify these charges to Platform subscription and Managed services revenues, respectively.  This change in presentation has no effect on the Company’s total revenues or other consolidated results.

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held as investments in money market funds are included within cash and cash equivalents.  As of September 30, 2022, the Company had approximately $55 million invested in money market accounts.

Financial Instruments and Fair Value Measurements

The Company has investments in money market accounts, which are included in cash and cash equivalents on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the Fair Value Hierarchy, as money market account fair values are known and observable through daily published floating net asset values.

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

Platform subscription revenues

Platform subscription revenues consist primarily of fees for providing clients with access to the Company’s cloud-based platform. Platform subscription clients do not have the right to take possession of the platform’s software, and do not have any general return rights. Platform subscription revenues are recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Installment payments are invoiced at the end of each calendar month during the subscription term.

Managed services revenues

Managed services revenues primarily consist of client-selected middle and back-office services provided on our clients’ behalf using the Company’s platform. Revenue is recognized monthly as the managed services are performed, with invoicing occurring at the end of the calendar month.

Other revenues

Other revenues consists of non-subscription-based revenues, such as data conversion and services that integrate a client’s historical data into our solution. The Company recognizes revenues as these services are performed with invoicing occurring at the end of each month.

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

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of September  30, 2022 and December 31, 2021 was $32.1 million and $23.4 million, respectively. The Company expects to recognize this amount over the next one to five years.

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following tables (in thousands):

	Three Months Ended September 30,
	2022		2021
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$25,109	64.1%	$18,821	64.8%
Europe, Middle East and Africa (EMEA)	5,113	13.1%	3,631	12.5%
Asia Pacific (APAC)	8,929	22.8%	6,593	22.7%
Total revenues	$39,151	100.0%	$29,045	100.0%

*	The Company’s total revenues in the United States were $24.5 million and $18.4 million for the three months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30,
	2022		2021
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$70,386	64.1%	$52,220	65.4%
Europe, Middle East and Africa (EMEA)	14,063	12.8%	9,607	12.0%
Asia Pacific (APAC)	25,383	23.1%	18,020	22.6%
Total revenues	$109,832	100.0%	$79,847	100.0%

*   The Company’s total revenues in the United States were $68.8 million and $51.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Accounts Receivable

As of September 30, 2022 and December 31, 2021, no individual client represented more than 10% of accounts receivable. For the three and nine months ended September 30, 2022 and 2021, respectively, no individual client represented more than 10% of the Company’s total revenues.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through

December 31, 2022. The guidance has not impacted the condensed consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our consolidated financial statements in the future.

Note 4   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment	$16,631	$14,163
Software development costs	8,487	4,866
Leasehold improvements	1,833	1,947
Furniture and fixtures	426	540
Total property and equipment, cost	27,377	21,516
Less accumulated depreciation and amortization	(11,954)	(8,465)
Total property and equipment, net	$15,423	$13,051

As of September 30, 2022 and December 31, 2021, property and equipment, net located in the United States was $13.2 million and $10.4 million, respectively. The remainder was located in our various international locations. Included in property and equipment are the capitalized costs of software development. Software development costs capitalized during the three months ended September 30, 2022 and 2021 were $1.1 million and $400 thousand, respectively.  Software development costs capitalized during the nine months ended September 30, 2022 and 2021 were $3.6 million and $1.4 million, respectively.

Depreciation and amortization expense related to property and equipment, excluding software development costs, was $892 thousand and $700 thousand for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment, excluding software development costs, was $2.5 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense related to software development costs was $582 thousand and $300 thousand for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to software development costs was $1.5 million and $900 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$8,845	$3,180
Accrued expenses and other	1,684	1,182
Accrued taxes	275	1,216
Total accrued expenses and other current liabilities	$10,804	$5,578

Accrued compensation includes accrued expenses for bonuses, sales commissions, compensated absences, and other compensation-related expenses.

Note 6   Operating Leases and Service Agreements

Operating Leases and Service Agreements

The Company leases office space in various locations under operating lease agreements in the normal course of business, which expire at various dates through 2025. Certain operating leases are secured with cash security deposits or letters of credit.

The Company has service agreements for the use of data processing facilities. These service agreements expire at various dates through 2023. Monthly base payments as of September 30, 2022 range from $6 thousand to $16 thousand.

Future aggregate minimum rental payments under the noncancelable operating leases and service agreements noted above, excluding the Company’s share of real estate taxes and other operating costs, are as follows (in thousands):

Amount
2022 (remaining three months)	$951
2023	3,319
2024	2,010
2025	901
Total	$7,181

Total expense related to these lease agreements, which is included in Cost of revenues and Operating expenses, was $1.0 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2021, respectively.

Note 7   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. A description of a contingent payment arrangement under the Company’s Tax Receivable Agreement is included in Note 12 – Related Party Transactions.  No accruals for contingencies were recorded as of September 30, 2022 and December 31, 2021, respectively.

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

In connection with the Reorganization Transactions, the Amended and Restated Operating Agreement of Enfusion Ltd. LLC (the “LLC Operating Agreement”) was amended and restated to, among other things, modify its capital structure by reclassifying each of the outstanding Class A Units and C-1, C-2 and D Preferred Units into the Common Units through a stock split on a 1,000,000 to 1 basis. The number of Common Units outstanding following the Reorganization Transaction reflect the 1,000,000 to 1 stock split. Pursuant to the adoption of the LLC Operating Agreement, Enfusion US 1, Inc., a newly-formed wholly owned subsidiary of Enfusion, Inc., was appointed the sole managing member of Enfusion Ltd. LLC.

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

Preferred Stock

The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of September 30, 2022, the Company has not issued any shares of preferred stock nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 9 Stock-Based Compensation

The Company recognized total stock compensation expense for the three and nine months ended September 30, 2022 of $0.8 million and $20.8 million, respectively.  No stock compensation expense was recognized in the comparative periods.

In connection with obligations to issue Class A common stock to former holders of Award Units under the Company’s former Change in Control Bonus Plan, the Company paid approximately $1.4 million of tax withholding obligations for federal and state payroll taxes. Of that amount, $917 thousand related to employee payroll tax withholdings and has accordingly been recorded as a reduction to additional paid-in capital. The Company’s stock compensation expense was recognized in the following captions within the consolidated statements of operations:

(in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Cost of revenues	$406	$1,100
General and administrative*	(1,478)	12,034
Sales and marketing	1,454	4,939
Technology and development	451	2,715
Total stock compensation expense	$833	$20,788

*Includes forfeitures of restricted stock primarily resulting from Chief Executive Officer transition in the three months ended September 30, 2022.

Total unrecognized stock compensation expense related to unvested restricted stock units (“RSUs”) and contingently issuable shares of Class A common stock that will vest within one year of the IPO contingent upon continued employment requirements (“Contingently Issuable Shares”) was $25.9 million as of September 30, 2022, which is expected to be recognized over a weighted-average period of 2 years from the date of grant.

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

During the three months ended September 30, 2022, there were no stock options granted under the Plan.  For the nine months ended September 30, 2022, there were 84,000 options granted under the Plan, at a weighted average exercise price of $9.86 per option.  During the three months ended September 30, 2022, 32,000 stock options were forfeited. As of September 30, 2022, there was approximately $296 thousand of unrecognized equity-based compensation expense related to the remaining stock options issued during 2022, which is expected to be recognized over a weighted-average period of approximately 3 years.  No stock options were granted prior to the quarter ended June 30, 2022.  The total fair value of the stock options that vested in the nine months ended September 30, 2022 was immaterial.

The assumptions used for the options granted under the Plan during the nine months ended September 30, 2022 were as follows:

Assumptions
Expected volatility	64.54%
Expected term of award	6.5 years
Risk-free rate	3.39%
Dividend yield	0.00%

In connection with the IPO, the Company also adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, eligible employees may be granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. As of September 30, 2022, no options were granted to employees under the 2021 ESPP.

Note 10  Net Income (Loss) Per Class A Common Share

Basic income (loss) per share is computed by dividing net loss attributable to Enfusion, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

	Three Months	Nine Months
(in thousands, except per share amounts)	Ended September 30, 2022	Ended September 30, 2022
Net income (loss)	$2,598	$(14,051)
Less: Net income (loss) attributable to non-controlling interests	(1,059)	5,903
Net income (loss) attributable to Enfusion, Inc.	$1,539	$(8,148)
Numerator:
Net income (loss) attributable to Enfusion, Inc.	$1,539	$(8,148)
Adjustment to income (loss) attributable to common stockholders	142	(897)
Numerator for Basic Earnings per Share	$1,681	$(9,045)
Adjustment to Income for Dilutive Shares	917	-
Numerator for Diluted Earnings per Share	$2,598	$(9,045)
Denominator:
Weighted-average shares of Class A common stock outstanding	66,648	66,296
Vested shares of Class A common stock and RSUs	18,508	18,212
Weighted-average shares of Class A common stock outstanding--basic	85,156	84,508
Add: Dilutive Shares	46,604	-
Weighted-average shares of Class A common stock outstanding--diluted	131,760	84,508
Net income (loss) per share of Class A common stock--Basic	$0.02	$(0.11)
Net income (loss) per share of Class A common stock--Diluted	$0.02	$(0.11)

The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months	Nine Months
(in thousands)	Ended September 30, 2022	Ended September 30, 2022
Class B common stock	-	46,765
Contingently issuable shares of Class A common stock	-	540
Restricted stock units	-	2,766
Stock options	52	52
	52	50,123

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be dilutive for the three months ended September 30, 2022, and have therefore been included in the computation of diluted earnings per share of Class A common stock. However, for the nine months ended September 30, 2022, shares of Class B common stock were determined to be anti-dilutive, and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.

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

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 9.94% and 4.47%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was (4.89)% and 5.7%, respectively. In the three and nine months ending September 30, 2022, respectively, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full valuation allowance in the U.S. Conversely, in the three and nine months ending September 30, 2021, respectively, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to the pass-through income generated.

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

The Company used the proceeds (net of underwriting discounts) from the issuance of 5,526,608 shares in the IPO ($87.8 million) to purchase an equivalent number of Common Units from the Company’s Pre-IPO Common Unitholders.

In connection with the IPO, the Company entered into the Tax Receivable Agreement with certain of the Pre-IPO Owners, which provides for the payment by Enfusion Inc. of 85% of certain cash tax benefits that Enfusion, Inc. actually realizes, or in some cases is deemed to realize. As of September 30, 2022 and December 31, 2021, the Company has not recorded a liability under the Tax Receivable Agreement related to the tax benefits originating from the Reorganization Transactions, IPO and subsequent purchase of Enfusion Ltd. LLC units during the year ended December 31, 2021 as it is not probable that the Company will realize such tax benefits.

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

On August 21, 2022, the Company appointed Oleg Movchan to the position of Interim Chief Executive Officer of the Company.  In connection therewith, on August 21, 2022, the Company and Enfusion Ltd. LLC entered into an employment agreement with Oleg Movchan, who as of such date was a director of the Company and beneficial owner of more than 5% of the Company’s issued and outstanding class B common stock.  Under the employment agreement, among other things, Enfusion Ltd. LLC will provide Mr. Movchan with an annual base salary of $650,000 and a cash bonus of up to $650,000 (pro-rated based on the term of Mr. Movchan’s service during the 12 months following the date of the Agreement).

Note 13  Subsequent Events

Share Exchange

On October 12, 2022, a Pre-IPO Common Unitholder delivered an exchange notice pursuant to Article XII of the LLC Operating Agreement, relating to the exchange of 1,000,000 Common Units and an equal number of shares of class B common stock for an equal number of shares of Class A common stock.

Pursuant to the terms of the LLC Operating Agreement, on October 19, 2022, the Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B Common Stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

Issuance of Shares

On October 20, 2022, the Company issued 107,046 shares of Class A common stock in connection with the vesting of certain RSUs that were granted at the time of the IPO to U.S. and foreign employees.  On October 25, 2022, the Company issued 1,396,677 shares of Class A common stock to the former U.S. and foreign holders of Award Units and a non-executive employee.

The individual tax withholding obligations to be incurred in connection with the above issuances were satisfied through our withholding 526,662 shares from issuance (with a value as of the date of issuance that satisfies the withholding amount due), and using approximately $6.96 million of the Company’s cash to remit the related withholding tax amount to the applicable U.S. and foreign tax authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated interim financial statements and related notes and other financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to the historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the section titled “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

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

Our total revenues were approximately 98.2% and 98.5% recurring subscription-based during the three and nine months ended September 30, 2022, respectively, and 99.2% and 98.7% during the three and nine months ended September 30, 2021, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed service fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. In research and development, we are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker reviews and assesses the performance of our business. Our total revenues were $39.2 million and $109.8 million for the three and nine months ended September 30, 2022, respectively, compared to $29.0 million and $79.8 million for the three and nine months ended September 30, 2021, respectively. Platform subscriptions and managed services revenues were $38.5 million for the three months ended September 30, 2022, up approximately 33.4% from $28.8 million for the three months ended September 30, 2021.  For the nine months ended September 30, 2022, platform subscriptions and managed services revenues were $108.2 million, up 37.2% compared to $78.8 million for the nine months ended September 30, 2021.  We had net income of $2.6 million and a net loss of $14.1 million for the three and nine months ended September 30, 2022, compared to net income of $3.3 million and $11.7 million for the three and nine months ended September 30, 2021, respectively.

Components of Our Results of Operations

Revenues

Platform subscriptions

Platform subscriptions revenues consists primarily of user fees to provide our clients access to our cloud-based solution. Fees consider various components such as number of users, connectivity, trading volume, data usage and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return right. Platform subscription revenues are recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Historically, our platform subscription contracts have typically had a one-year term and were cancellable with 30 days’ notice.  Beginning in the first quarter of 2021, our default platform subscription contract has had a multi-year term and did not allow termination for convenience, though each contract has and can be negotiated with varying term lengths, with or without a termination for convenience clause. Installment payments are invoiced at the end of each calendar month during the subscription term.

Managed services

Managed services revenues primarily consists of client-selected middle- and back-office, technology-powered services. We recognize revenues monthly as the managed services are performed with invoicing occurring at the end of the month. Generally, invoices have a 30-day payment period in accordance with the associated contract. There is no financing available.

Other

Other revenues consist of non-subscription-based revenues, such as data conversion and services that integrate a client’s historical data into our solution.  We recognize revenues as these services are performed with invoicing occurring at the end of each month.

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

Technology and development

Technology and development expenses consist primarily of research and development activities, non-capitalizable costs of developing content and certain overhead allocations, and stock-based compensation. These costs include employee-related costs, consulting services, and expenses related to the product design, development, testing and enhancements of our subscription services. We expect that our technology and development expenses will increase as we continue to enhance our platform functionality and develop new content and features.

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

Non-Controlling Interests

Non-controlling interests represent the portion of profit or loss, net assets and comprehensive loss of our consolidated subsidiary that is not allocable to the Company based on our percentage of ownership of this entity. Income or loss attributed to the non-controlling interests is based on the Common Units outstanding during the period and is presented on the consolidated statements of operations and consolidated statements of comprehensive (loss) income.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated interim financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended September 30,
(in thousands)	2022	2021

	Unaudited
REVENUES:
Platform subscriptions	$35,953	$26,950
Managed services	2,504	1,877
Other	694	218
Total revenues	39,151	29,045

COST OF REVENUES:
Platform subscriptions	10,077	6,878
Managed services	1,776	1,125
Other	121	92
Total cost of revenues	11,974	8,095
Gross profit	27,177	20,950

OPERATING EXPENSES:
General and administrative	13,094	8,546
Sales and marketing	7,278	4,901
Technology and development	3,864	2,600
Total operating expenses	24,236	16,047
Income from operations	2,941	4,903

NON-OPERATING EXPENSE:
Interest expense	(4)	(1,485)
Other (expense) income	(52)	29
Total non-operating expense	(56)	(1,456)

Income before income taxes	2,885	3,447
Income taxes	287	154
Net income	2,598	3,293
Net income attributable to non-controlling interests	1,059	—
Net income attributable to Enfusion, Inc.	$1,539	$3,293

Revenues

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Platform subscriptions	$35,953	$26,950	$9,003	33.4%
Managed services	2,504	1,877	627	33.4%
Other	694	218	476	218.3%
Total revenues	$39,151	$29,045	$10,106	34.8%

Total revenue was $39.2 million for the three months ended September 30, 2022 compared to approximately $29.1 million for the three months ended September 30, 2021, representing an increase of $10.1 million, or 34.8%.

Platform subscriptions

Platform subscriptions revenue increased by $9 million or 33.4%, from $27 million for the three months ended September 30, 2021 to $36 million for the three months ended September 30, 2022.  The increase was primarily driven by increased revenues from new clients of approximately $4.8 million. Revenue also increased for existing clients; $5.4 million of this increase relates to sales of new services and additional users within existing contracts, and $1 million reflects the full-period impact of sales booked in prior periods, partially offset by client churn.

Managed services

Managed services revenue increased by approximately $627 thousand or 33.4%, from $1.9 million for the three months ended September 30, 2021 to $2.5 million for the three months ended September 30, 2022.  The increase was primarily driven by revenue from new clients of approximately $600 thousand and increases in revenue from existing clients of approximately $500 thousand, partially offset by client churn.

Other

Other revenues, primarily consisting of data conversion services, increased by approximately $500 thousand over the comparative period.  The increase was due primarily to a higher volume of data conversion projects.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Cost of revenues:
Platform subscriptions	$10,077	$6,878	$3,199	46.5%
Managed services	1,776	1,125	651	57.9%
Other	121	92	29	31.5%
Total cost of revenues	$11,974	$8,095	$3,879	47.9%

Gross profit	$27,177	$20,950	$6,227	29.7%

Gross profit margin	69.4%	72.1%

Cost of Revenues

Cost of revenues increased by $3.9 million or 47.9%, from $8.1 million for the three months ended September 30, 2021 to approximately $12 million for the three months ended September 30, 2022. The increase was primarily driven by an increase in payroll and payroll-related costs of $2.6 million, largely resulting from headcount additions to support our continued growth. In addition, hosting costs and data fees increased by approximately $600 thousand over the comparative period, reflective of an increased client base and increased usage.  Stock-based compensation expense of approximately $400 thousand also contributed to the increase.

Gross profit increased by $6.2 million, from $21 million for the three months ended September 30, 2021 to $27.2 million for the three months ended September 30, 2022.  Gross profit margin as a percentage of revenue decreased by 2.7%.  The decrease in gross profit margin as a percentage of revenues was primarily attributable to increased personnel costs for onboarding and client services.

Operating Expenses

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
General and administrative	$13,094	$8,546	$4,548	53.2%
Sales and marketing	7,278	4,901	2,377	48.5%
Technology and development	3,864	2,600	1,264	48.6%
Total operating expenses	$24,236	$16,047	$8,189	51.0%

General and administrative

General and administrative expenses increased by $4.5 million, from approximately $8.5 million for the three months ended September 30, 2021 to $13.1 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to professional fees for consulting, legal, and tax services, which increased by approximately $1.4 million over the comparative period.  In addition, corporate personnel costs increased by approximately $1 million over the comparative period.  The Company also incurred $670 thousand of CEO transition costs.  The remaining fees were incurred to support our growth and the increased administrative complexity related to our new public company status. The increase in general and administrative expenses was partially offset by decreases in stock-based compensation expense due to forfeitures of restricted stock unit awards.

Sales and marketing

Sales and marketing expenses increased by $2.4 million, from $4.9 million for the three months ended September 30, 2021 to $7.3 million for the three months ended September 30, 2022.  The increase was primarily attributable to stock-based compensation expense of $1.5 million. The increase was also attributable to higher personnel costs related to growth of our professional sales organization, increased marketing spend, and increased commission expenses.

Technology and development

Technology and development expenses increased by $1.3 million, from $2.6 million for the three months ended September 30, 2021 to $3.9 million for the three months ended September 30, 2022.  The increase in technology and development expense was primarily attributable to stock-based compensation expense of approximately $450 thousand, with the remaining increase driven by incremental personnel costs to support growth of our product development and client services groups.

Non-Operating Expense

The overall decrease of $1.4 million in non-operating expense from the three months ended September 30, 2021 to the three months ended September 30, 2022 was driven primarily by the decrease in interest expense as result of the repayment in full of the term loan in the fourth quarter of 2021 following the IPO.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods shown:

	Nine Months Ended September 30,
(in thousands)	2022	2021

	Unaudited
REVENUES:
Platform subscriptions	$101,064	$73,697
Managed services	7,130	5,140
Other	1,638	1,010
Total revenues	109,832	79,847

COST OF REVENUES:
Platform subscriptions	28,453	18,539
Managed services	5,059	2,968
Other	292	174
Total cost of revenues	33,804	21,681
Gross profit	76,028	58,166

OPERATING EXPENSES:
General and administrative	53,691	22,385
Sales and marketing	23,285	12,323
Technology and development	12,388	6,844
Total operating expenses	89,364	41,552
(Loss) income from operations	(13,336)	16,614

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(11)	(4,287)
Other expense	(48)	29
Total non-operating expense	(59)	(4,258)

(Loss) income before income taxes	(13,395)	12,356
Income taxes	656	704
Net (loss) income	(14,051)	11,652
Net loss attributable to non-controlling interests	(5,903)	—
Net (loss) income attributable to Enfusion, Inc.	$(8,148)	$11,652

Revenues

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Platform subscriptions	$101,064	$73,697	$27,367	37.1%
Managed services	7,130	5,140	1,990	38.7%
Other	1,638	1,010	628	62.2%
Total revenues	$109,832	$79,847	$29,985	37.6%

Total revenue was $109.8 million for the nine months ended September 30, 2022 compared to $79.8 million for the nine months ended September 30, 2021, representing an increase of $30 million, or 37.6%.

Platform subscriptions

Platform subscriptions revenue increased by $27.4 million or 37.1%, from $73.7 million for the nine months ended September 30, 2021 to $101 million for the nine months ended September 30, 2022.  The increase was primarily driven by increased revenues from new clients of approximately $9.2 million. Revenue also increased for existing clients; $12.1 million of this increase relates to sales of new services and additional users within existing contracts, and $10.8 million reflects the full-period impact of sales booked in prior periods, partially offset by reductions in revenue due to client churn.

Managed services

Managed services revenue increased by approximately $2 million or 38.7%, from $5.1 million for the nine months ended September 30, 2021 to $7.1 million for the nine months ended September 30, 2022.  The increase was primarily driven by revenue from new clients of approximately $1.2 million and increases in revenue from existing clients of approximately $1.7 million, partially offset by client churn.

Other

Other revenues, primarily consisting of data conversion services, increased by approximately $600 thousand over the comparative period.  The increase was due primarily to higher volume of data conversion projects.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Cost of revenues:
Platform subscriptions	$28,453	$18,539	$9,914	53.5%
Managed services	5,059	2,968	2,091	70.5%
Other	292	174	118	67.8%
Total cost of revenues	$33,804	$21,681	$12,123	55.9%

Gross profit	$76,028	$58,166	$17,862	30.7%

Gross profit margin	69.2%	72.8%

Cost of Revenues

Cost of revenues increased by $12.1 million or 55.9%, from $21.7 million for the nine months ended September 30, 2021 to $33.8 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase in payroll and payroll-related costs of $8.2 million, largely resulting from headcount additions to support our continued growth. In addition, hosting costs and data fees increased by $2.3 million over the comparative period, reflective of an increased client base and increased usage.  Stock-based compensation expense of approximately $1.1 million also contributed to the increase.

Gross profit increased by approximately $17.9 million, from $58.2 million for the nine months ended September 30, 2021 to $76 million for the nine months ended September 30, 2022. Gross profit margin as a percentage of revenue decreased by 3.6%.  The decrease in gross profit margin as a percentage of revenues was primarily attributable to increased personnel costs for onboarding and client services.

Operating Expenses

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
General and administrative	$53,691	$22,385	$31,306	139.9%
Sales and marketing	23,285	12,323	10,962	89.0%
Technology and development	12,388	6,844	5,544	81.0%
Total operating expenses	$89,364	$41,552	$47,812	115.1%

General and administrative

General and administrative expenses increased by $31.3 million, from $22.4 million for the nine months ended September 30, 2021 to $53.7 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to stock-based compensation expense of $12 million.  Professional fees for accounting, consulting, legal, and tax services increased by approximately $5.6 million over the comparative period. These fees were primarily associated with our transition to a public entity and the Reorganization Transactions. The remaining increase in general and administrative expenses is primarily attributable to increased corporate personnel costs and incremental public company costs such as directors and officers insurance.

Sales and marketing

Sales and marketing expenses increased by $11 million, from $12.3 million for the nine months ended September 30, 2021 to $23.3 million for the nine months ended September 30, 2022.  The increase was primarily attributable to stock-based compensation expense of $5 million. The increase was also attributable to higher personnel costs related to growth of our professional sales organization, increased marketing spend, and increased commission expenses.

Technology and development

Technology and development expenses increased by approximately $5.5 million, from $6.8 million for the nine months ended September 30, 2021 to $12.4 million for the nine months ended September 30, 2022.  The increase in technology and development expense was primarily attributable to stock-based compensation expense of $2.7 million, with the remaining increase driven by incremental personnel costs to support growth of our product development and client services groups.

Non-Operating Expense

The decrease of $4.2 million in non-operating expense from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was driven primarily by the decrease in interest expense as result of the repayment in full of the term loan in the fourth quarter of 2021 following the IPO.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of equity and debt. As of September 30, 2022, we had cash and cash equivalents of $63.5 million and $5.0 million in available borrowing capacity under our Revolving Debt (as defined below). As of September 30, 2022, the Company was contingently obligated for a letter of credit in the amount of $0.2 million which bears interest at an annual rate of 2%. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors. As a result of the IPO, we expect that our future uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement.  Further, between October 20, 2022 and October 20, 2023, we will issue an aggregate of approximately 18.6 million shares of Class A common stock (the “MIU Issuance”), in one or more tranches, to former holders of Award Units and a non-executive employee, as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 under the risk factor entitled “Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks, some of which could cause the price of our stock to decline, and will cause us to recognize significant stock-based compensation expense that will substantially impact our net income in the near term.”  Their related individual tax withholding obligations will be satisfied, at our discretion, through methods that may include (i) a “sell to cover” arrangement whereby a certain number of shares would be sold into the market with proceeds from such sale remitted to us in an amount that would satisfy the withholding amount, and (ii) our withholding a certain number of the shares with a value that would satisfy the withholding amount due and using our available capital resources to pay the related tax burden, which could have a material impact on our liquidity and capital resources. Please refer to the aforementioned risk factor for further details, as well as Note 13 – Subsequent Events, in which we discuss the issuance of 1,396,677 shares of the MIU Issuance.

We may in the future enter into arrangements to acquire or invest in complementary businesses, services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Net cash provided by operating activities	$6,635	$5,494	$1,141	20.8%
Net cash used in investing activities	(6,185)	(6,373)	188	2.9%
Net cash used in financing activities	(917)	(4,533)	3,616	79.8%
Effect of exchange rate changes on cash	(355)	(94)	(261)	(277.7)%
Net decrease in cash	$(822)	$(5,506)	$4,684	85.1%

Operating activities

We generated approximately $6.6 million in cash flows from operating activities during the nine months ended September 30, 2022, resulting from our net loss of $14.1 million, adjusted by non-cash charges of $26.7 million (of which $20.8 million is related to stock-based compensation expense), and offset by $6 million of cash used in working capital activities.  Cash used by working capital accounts was primarily due to increases in accounts receivable, largely related to our revenue growth.

For the nine months ended September 30, 2021,  we generated $5.5 million in cash flows from operating activities, resulting from net income of $11.7 million, adjusted by non-cash charges of $3.2 million, and offset by $9.3 million of cash used in working capital activities.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2022 was $6.2 million, compared to $6.4 million of net cash used in investing activities in the nine months ended September 30, 2021.

Financing activities

We used $917 thousand in cash flows from financing activities during the nine months ended September 30, 2022, resulting from payment of withholding taxes on stock-based compensation.  For the nine months ended September 30, 2021, we incurred expenditures of $3.3 million for distributions to members and $1.3 million for the repayment of the Term Loan.

Indebtedness

We have a revolving debt facility with Silicon Valley Bank (the “Revolving Debt”). We did not have any outstanding revolving debt as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the available unused commitment of the revolving debt was $5.0 million. The credit agreement governing the Revolving Debt contains certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements as of September 30, 2022.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

We have service agreements for the use of data processing facilities. As of September 30, 2022, these service agreements expire at various dates through 2028. We also lease office space under operating lease agreements.

As of September 30, 2022, our contractual obligations consisted of: (i) operating lease obligations of approximately $7.1 million, of which $933 thousand is due in 2022 and $6.2 million is due thereafter, and (ii) service agreement obligations of approximately $37 thousand, a majority of which are due in 2022.

As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the quarter ended September 30, 2022. For a discussion of our exposure to market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We previously adopted a Change in Control Bonus Plan, which provided for the payment of cash amounts to certain eligible employees upon the occurrence of a change in control of our company. The aggregate amount of payment that could have been made to all participants under the Change in Control Bonus Plan may have been as much as 18% of the gross consideration received by us or our stockholders in a change in control transaction. The board of managers of Enfusion Ltd. LLC elected to terminate the Change in Control Bonus Plan (and all Award Units issued thereunder) effective following effectiveness of the IPO registration statement. The value, based on our valuation at the IPO, of all Award Units that are vested at effectiveness of the IPO registration statement and Award Units that would have vested within one year thereafter will be paid to participants in the Change in Control Bonus Plan in the form of vested shares of Class A common stock between the first and second anniversaries of such date of effectiveness. As of September 30, 2022, we will issue approximately 14,914,206 shares of Class A common stock to former holders of vested Award Units and 1,660,784 shares of Class A common stock to former holders of Award Units that would have vested within one year after effectiveness of the of the IPO registration statement, in satisfaction of the obligations described above and subject to further required withholdings under the Federal Insurance Contributions Act. In addition, in exchange for termination of an agreement pursuant to which we were obligated to pay a percentage of our annual net profits to a non-executive employee, we will issue 2,047,064 shares of Class A common stock to such employee between the first and second anniversaries of the effectiveness of the IPO registration statement. As of September 30, 2022, the number of shares to be issued between the first and second anniversaries of effectiveness of the IPO registration statement in satisfaction of the obligations described above will increase the aggregate number of outstanding shares of our Class A common stock and Class B common stock outstanding by approximately 16.5%, resulting in significant dilution to holders of our capital stock. Any issuance of Class A common stock described above, or the fact of any such impending issuance, may adversely impact the market price of our Class A common stock.

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

The issuance of shares of our Class A common stock in satisfaction of our obligations to former participants in the Change in Control Bonus Plan has and will result in significant stock-based compensation expense. At the time of the IPO, we recognized stock-based compensation expense of approximately $268.5 million (reflecting a discount for lack of marketability due to the post-vesting restriction because, although fully vested, the shares will not be issued until at least one year after the IPO) in connection with 9 future issuance of shares of Class A common stock to (i) former holders of Award Units under our former Change in Control Bonus Plan and (ii) a non-executive employee in exchange for the termination of a profit sharing agreement. We recognized approximately $16.7 million in 2021 and expect to recognize $10.1 million in 2022 in stock-based compensation expense in connection with the future issuance of shares of Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan that would have vested within one year after the IPO (reflecting a discount for lack of marketability due to the post-vesting restriction because the shares will vest within the next year but will not be issued until at least one year after the IPO). In addition, we recognized approximately $4.6 million in 2021 and expect to recognize approximately $35.0 million through 2025 in stock-based compensation related to restricted stock units granted in connection with the IPO. Further, we expect to recognize approximately $500 thousand in stock-based compensation expense related to stock options issued under the 2021 Incentive Plan. These non-cash charges do not impact our revenues or Adjusted EBITDA; however, they will have a direct and substantial adverse impact on our net income. The impact of these equity-related matters on our net income may adversely affect the trading price of our Class A common stock.

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

10.1#

Employment Agreement dated August 21, 2022 between the Company, Enfusion Ltd. LLC and Oleg Movchan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on August 22, 2022).

10.2#

Separation Agreement dated August 21, 2022 between the Company and Thomas Kim (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on August 22, 2022).

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

ENFUSION, INC.

November 10, 2022	By:	/s/ Oleg Movchan
Oleg Movchan
Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By:	/s/ Stephen P. Dorton
Stephen P. Dorton
Chief Financial Officer
(Principal Financial and Accounting Officer)