Form 10-K
period 2022-12-31
Enfusion, Inc.
filed 2023-03-10
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price of $10.21 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $258.1 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 9, 2023, the registrant had 115,272,269 shares of common stock outstanding, consisting of 73,073,502 outstanding shares of Class A common stock and 42,198,767 outstanding shares of Class B common stock.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

●	our future financial performance, including our revenues, costs of revenues, gross profit or gross profit margin and operating expenses;
●	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our ability to maintain the security and availability of the products and services that comprise our solution;
●	our ability to increase the number of clients using our solution;
●	our ability to sell additional products and services to and retain our existing clients;
●	our ability to successfully expand in our existing markets and into new markets;
●	our ability to effectively manage our growth and future expenses;
●	our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	our anticipated investments in sales and marketing and research and development;
●	our ability to successfully defend litigation brought against us;
●	the increased expenses associated with being a public company;
●	the impact of global events, such as the COVID-19 pandemic and Russia’s invasion of Ukraine, and any associated economic downturn, on our business and industry; and
●	our ability to compete effectively with existing competitors and new market entrants.

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

CERTAIN DEFINITIONS

As used in this Annual Report on Form 10-K, unless the context otherwise requires:

●	“Award Units” refers to Management Incentive Award Units issued under Enfusion Ltd. LLC’s Change in Control Bonus Plan.
●	“Blocker Companies” refer to certain entities that are taxable as corporations for U.S. federal income tax purposes in which the Pre-IPO Shareholders hold interests.
●	“Change in Control Bonus Plan” refers to Enfusion Ltd. LLC’s former Change in Control Bonus Plan for certain members of management that provided for the payment of a cash bonus based on a specified number of Award Units in the event of a change in control transaction, as defined in Enfusion Ltd. LLC’s operating agreement. In October 2021, Enfusion Ltd. LLC’s board of managers elected to terminate such plan (and all Award Units issued thereunder) upon effectiveness of the registration statement for our IPO.
●	“Common Units” refers to the new class of units of Enfusion Ltd. LLC created by the reclassification of the LLC interests of Enfusion Ltd. LLC as part of the Reorganization Transactions.
●	“Enfusion,” the “Company,” “we,” “us” and “our” and similar references refer: (1) following the consummation of the Reorganization Transactions, including our initial public offering, or IPO, to Enfusion, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Enfusion Ltd. LLC and (2) prior to the completion of the Reorganization Transactions, including our IPO, to Enfusion Ltd. LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“IPO” refers to the Company’s initial public offering, completed on October 25, 2021.
●	“Pre-IPO Owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Pre-IPO Shareholders” refer to Pre-IPO Owners that received shares of Class A common stock of Enfusion, Inc. as part of the Reorganization Transactions.
●	“Pre-IPO Common Unitholders” refer to Pre-IPO Owners that held Common Units following the Reorganization Transactions.
●	“Prospectus” refers to the Company's final prospectus for its IPO, dated as of October 20, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 22, 2021.
●	“Reorganization Transactions” refer to our IPO and certain organizational transactions that were affected in connection with our IPO, and the application of the net proceeds therefrom. See “Initial Public Offering and Reorganization Transactions” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the transactions.
●	“SEC” refers to the U.S. Securities & Exchange Commission.

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

Our solution is utilized by a variety of users including portfolio managers, traders, compliance officers, operational support staff and executive management, all of whom benefit from role-based functionality underpinned by a single dataset. This single dataset enables each of these users to generate valuable insights while operating on the same real-time information governed by appropriate access controls. The end-to-end functionality our solution provides is detailed below:

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

Our Clients and Client Service

Enfusion has a diverse, global client base of 819 clients as of December 31, 2022, ranging from alternative investment managers such as hedge funds of all types, family offices and corporate investment arms, to institutional investment managers such as traditional investment managers, and mutual funds. Our client base spans our geographic reach; as of December 31, 2022, 57% of clients are from the Americas, 28% are from APAC, and 15% are from EMEA.

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

Our Revenue Model

We derive the vast majority of our total revenues (98.9%, 98.8% and 98.0% for the years ended December 31, 2022, 2021, and 2020, respectively) from our recurring subscription-based revenues. Client subscription fees are comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed services fees, all of which take into account client size, complexity, and growth. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

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

Our Growth Strategy

We continue to advance our position as a leading technology partner to the investment management industry. The key components of our growth strategy include:

●	Continue Broadening Our Client Base: There are significant opportunities to expand our client base across the various client segments we serve today. We believe we are the leading cloud-native, SaaS provider to the global hedge fund sector and expect that as the alternative investment sector grows, we will continue to extend our position. In addition, we continue to extend this growth through increasing adoption by larger institutional asset management clients due to increasing acceptance of cloud technology and the robust capabilities of our solution that better meet their evolving needs and address their existing pain points. The proportion of new client signings from established investment managers replacing competitor or internal systems was 64% for the year ended December 31, 2022, as compared to 58% and 41% for the years ended December 31, 2021 and December 31, 2020, respectively, demonstrating increased new client activity from established firms versus newly launched funds. Taking advantage of the unique position that allows us to sell our products and services through shorter sales cycles and on faster client implementation timelines, we continue to expand our sales efforts to aggressively capitalize on opportunities in this client segment. Our success in signing new clients is also supported by referrals from our existing clients, client stakeholders when they transition to other or launch new organizations, industry channel partners and our global, strategic partners and alliances.
●	Expanding Relationships with Existing Clients: We believe there is a significant opportunity to further expand our relationships with existing clients as they continue to evolve and grow in size and expand into new markets and strategies or as we provide new functionality or release new systems, features, or services. We also believe we have a significant opportunity to expand our relationship with existing clients that were not in a position to replace all of their systems at once when they first engaged with us. For those clients that elect to initially utilize some portion of our solution or only use our solution for a particular strategy or fund, we find that once they experience the advantages of our end-to-end solution, many seek opportunities to expand the breadth of their relationship with us to further help improve their investment management workflows and technology infrastructure.
●	Ongoing Pace of Innovation: To retain and expand our client base, we continuously evaluate opportunities to advance our solution through increased breadth and depth of functionality to enrich overall experience and better enable our clients to achieve their investment goals and solve for a broad array of business, operational and technology challenges. We invest heavily in innovation and, on a weekly basis, deliver enhancements and added functionality based on our ongoing dialogues with our clients and consistent with our commitment to grow and evolve with our clients.
●	Geographic Expansion: We believe there are attractive, untapped opportunities across various geographies within which we can expand our business. For the years ended December 31, 2022 and 2021, approximately 63% and 65% of our total revenues were generated in the Americas and 37% and 35% were generated outside of the Americas, respectively. We are globally situated in ten offices in Chicago, New York, São Paulo, London, Dublin, Hong Kong, Singapore, Sydney, Mumbai and Bengaluru. We continue to invest in expanding our presence and capitalize on opportunities in markets such as Europe, Latin America and Asia-Pacific, where we opened an Australian office in 2021. In 2022, we signed 174 clients across the world, representing an 12% increase in total clients from 2021.

●	Selectively Pursue Acquisitions: We may selectively pursue strategic acquisitions of complementary businesses and technologies that improve and accelerate our ability to deliver world-class investment management products and services and excellent client experience.

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

Our partnerships are an important aspect of our sales and marketing strategy. We leverage a broad network of global relationships across trading systems, fund administrators, technology providers, investment systems consultants and prime brokers to further expand our reach. Through these relationships, we often receive significant prospect referrals. Our channel partners suggest our solution to their clients because they often benefit operationally from working with clients that have unified data, superior access to information, improved workflows and a stringent control environment. Additionally, our simplified implementation process significantly increases our clients’ speed to market, which is beneficial to our partners whose services are largely dependent on our clients being active in the market.

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

Incumbents such as Blackrock’s Aladdin, Broadridge, State Street Alpha, SS&C, SimCorp, Bloomberg AIM, LayerOne and Coremont may provide end-to-end systems, but many of them are single-tenant and cloud-migrated rather than cloud-native or built for the cloud, or are faced with other deployment challenges. As a result, they are not sufficiently nimble to allow for scale and often require physical provisioning, rely on large teams of specialized personnel that through time are difficult to hire, face latency issues and continue to increase the investment manager’s overall costly and inefficient legacy technology dependencies. Their single tenant and cloud-migrated structures restrict their agility and inhibit their ability to provide frequent or simultaneous upgrades to all of their clients. New entrants in the space often provide single point solutions such as trading, fund administration or portfolio analytics that are intended to be coupled with other offerings.

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

Human Resources and Culture

As of December 31, 2022, we had 1,006 employees across the Company. Of these employees, 311 are based in the Americas and 695 are based internationally, of which 525 are based in India. We consider our current relationship with our employees to be strong. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports (including exhibits) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at https://ir.enfusion.com/ as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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

●	We have expanded our operations rapidly in recent years, which may make it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
●	If we are unable to attract new clients or continue to expand existing clients’ use and expanded adoption of our solution, our revenue growth will be adversely affected.
●	If the adoption and acceptance of cloud-based financial solutions slows or shifts in a way we do not anticipate or are unable to support or if we do not accurately anticipate, prepare for and promptly respond to rapidly evolving client needs, our sales will suffer and the results of our operations will be adversely affected.
●	We may be unable to maintain our revenue growth rate in the future.
●	Failure to effectively manage or support our operations in connection with our growth will harm our business.
●	A breach of our security measures or those we rely on could result in unauthorized access to or use of client or their clients’ data, which may materially and adversely impact our reputation, business and results of operations.
●	Actual or perceived errors or failures in our solution or the implementation or support of our solution may affect our reputation, cause us to lose clients and reduce sales which may harm our business and results of operations and subject us to liability for breach of contract claims.
●	We have experienced rapid growth, and if we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high levels of service and client satisfaction or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.
●	Events affecting the investment management industry could materially and adversely affect us and cause our stock price to decline significantly.
●	Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks that could adversely impact the market price of our Class A common stock.
●	Our international operations may fail and we may fail to successfully expand internationally. In addition, sales to clients outside the United States or with international operations expose us to risks inherent to international businesses, which may include adverse impacts arising out of international regulatory changes.
●	If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.

●	Our revenue recognition and other factors may create volatility in our financial results in any given period and make them difficult to predict.
●	If we are unable to protect our intellectual property, including trade secrets, or if we fail to enforce our intellectual property rights, our business could be adversely affected.
●	Although we are not subject to direct regulation, the regulatory environment in which our clients operate is subject to continual change, and regulatory developments could adversely affect our business.
●	Our failure to comply with various data privacy, security, or management regulations could impose additional costs and liabilities on us, limit our use, storage, or processing of information and adversely affect our business.
●	An active, liquid trading market for our Class A common stock may not develop or be sustained, which many make it difficult for you to sell the Class A common stock you purchase.
●	Enfusion, Inc. is a holding company and its only material asset after completion of the IPO is its direct and/or indirect interest in Enfusion Ltd. LLC, and it is accordingly dependent upon distributions from Enfusion Ltd. LLC to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

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

We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance may not be indicative of our future performance. Our total revenues increased from $59.0 million in 2019 to $150.3 million in 2022. We may not be able to sustain revenue growth consistent with our recent history, if at all. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solution, increasing competition, decreasing growth of our overall market, the impact of the COVID-19 pandemic or similar market or global adverse events beyond our control, our inability to attract and retain a sufficient number of financial institution clients, concerns over data security and any reputational harm we encounter due to our perceived or actual failure to perform, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, the price of our Class A common stock could be volatile and it may be difficult for us to maintain profitability.

Failure to effectively manage or support our operations in connection with our growth will harm our business.

We have expanded our operations rapidly in recent years and expect to continue to do so, including the number of employees and the locations and geographic scope of our operations. This expansion has placed, and may continue to place, a strain on our operational and financial resources and our personnel. We will also need to identify, add, train and retain additional qualified personnel across our operations. A failure to correctly anticipate our current and future hiring needs and any resulting shortage in qualified employees and personnel could negatively impact our ability to grow our business. To manage our anticipated future operational expansion effectively, we must continue to maintain and expect to enhance our IT infrastructure, financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new applications and solution. If we increase the size of our organization without experiencing an increase in sales of our solution, we will experience reductions in our gross and operating margins and net income. We may also deem it advisable in the near-term or later to terminate certain of our existing leases in favor of larger office spaces in order to accommodate our growing workforce, which may cause us to incur related charges such as breakage fees or penalties. If we are unable to effectively manage our expanding operations and have sufficient employees to support our expanding operations or manage the increase in remote employees, our expenses may increase more than expected and the level of service we provide to our clients may suffer, our revenues could decline or grow more slowly than expected, and we may be unable to implement our business strategy.

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

Additionally, as the market for our solution develops, we may be unable to attract new clients based on the same subscription model we have used historically. Moreover, large or influential financial institution clients may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our risks, revenues, gross profit margin, profitability, financial position, and/or cash flow.

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

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. A successful cyberattack could result in the theft or destruction of intellectual property, data, personal information and/or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Cyberattacks could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. If we were to experience an attempted or successful cybersecurity attack of our information systems or data, the costs associated with the investigation, remediation and potential notification of the attack to counterparties, data subjects, regulators or others, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, could be material. In addition, following any such attack, our remediation efforts may not be successful. Any failure to prevent or mitigate security breaches or improper access to, use of, or our data and/or the personal information we handle could result in significant liability under state, federal and foreign laws and may cause a material adverse impact to our reputation and potentially disrupt our business.

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

Our overall performance depends in part on economic and market conditions, which may remain challenging or uncertain for the foreseeable future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have been impacted by changes in interest rates, threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of technology spending and could adversely affect our clients’ ability or willingness to purchase our cloud-based investment management solution, delay prospective clients’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength, or duration of the economic recovery or any subsequent economic slowdown in the U.S., the market generally or in our industry.

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

In addition to third-party co-locate data centers where we host the data, we also depend on third-party data centers that host data on our behalf, and any disruption in the operation of these facilities could impair the delivery of our solution and adversely affect our business. We currently deploy portions of our solution and serve our clients using third-party data center services. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party data centers that we use.

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

The license and support of our software, including the storing and processing of sensitive or confidential client information, creates the risk of significant liability claims against us. Our SaaS arrangements with our clients contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations and financial condition. Furthermore, we may be required to indemnify certain of our clients for losses incurred as a result of such errors.

We have experienced rapid growth, and if we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high levels of service and client satisfaction or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.

Our business has recently grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our total number of employees increased from 482 as of December 31, 2020, to 892 as of December 31, 2021 and to 1,006 as of December 31, 2022. Managing and sustaining a growing workforce and client base geographically-dispersed in the United States and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to expand and enhance the capabilities of our sales, relationship management, implementation, client service, research and development and other personnel to support our growth and continue to achieve high levels of client service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of client service, our reputation, as well as our business and results of operations, could be materially and adversely affected.

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

Moreover, software development is time-consuming, expensive, complex and requires regular maintenance. Unforeseen difficulties can arise including failures in connection with client market orders and failures in delivering software development in a timely manner. If we do not complete our periodic maintenance according to schedule or if clients are otherwise dissatisfied with the frequency and/or duration of our maintenance services, clients could elect not to renew, or delay or withhold payment to us or cause us to issue credits, make refunds, or pay penalties. We might also encounter technical obstacles, and it is possible that we discover problems that prevent our solution from operating properly. If our solution does not function reliably or fails to achieve client expectations in terms of performance, clients could seek to cancel their agreements with us and assert liability claims against us, which could damage our reputation, impair our ability to attract or maintain clients and harm our results of operations.

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

Our revenues are diversified across our client base. During the year ended December 31, 2022, no client represented more than 4% of our total revenues, and our top 10 clients represented approximately 15% of our total  revenues. However, our clients are concentrated within the investment management sector, and any events that have an adverse impact on that sector could materially and adversely affect us. Furthermore, our clients operate in the volatile global financial markets and are influenced by a number of factors outside of their control, including rising interest rates, inflation, the availability of credit, issues with sovereign and large institutional obligors, changes in laws and regulations, terrorism and political unrest or uncertainty, among others. As a result, any of our clients may go out of business unexpectedly. In addition, these clients may decide to no longer use our products and services for other reasons which may be out of our control. The loss of or events affecting any one or more of these clients could materially and adversely affect us and cause our stock price to decline significantly.

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

Our international revenues represented approximately 38%, 34% and 32% of our total revenues for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. A key element of our growth strategy is to further expand our international operations and worldwide client base. We have begun expending significant resources to build out our sales and professional services organizations outside of the United States, and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the United States may not be relevant to our ability to expand in any international market.

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

Our revenues and profitability depend on the reliability and performance of our services and support. If our services or support are unavailable, or clients are dissatisfied with our performance, we could lose clients, our revenues and profitability would decrease, and our business operations or financial position could be harmed. In addition, the software and workflow processes that underlie our ability to deliver our solution have been developed primarily by our own employees and consultants. Malfunctions in the software we use or human error could result in our inability to provide our solution or underlying systems or cause unforeseen technical problems. If we incur significant financial commitments to our clients in connection with our failure to meet service level commitment obligations, we may incur significant liability and our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our clients and could consequently impair our ability to obtain and retain clients, which would adversely affect both our ability to generate revenues and our operating results or entitle the client to a related fee credit.

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

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, including Oleg Movchan, our Chief Executive Officer, and our sales and marketing personnel, SaaS operations personnel, services personnel and software engineers. Additionally, our stakeholders increasingly expect us to have a culture that embraces diversity and inclusion in the workplace. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.

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

Our operating facilities and infrastructure, including our co-located data centers, may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business. To the extent any such disasters or other similar events adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as our ability to maintain profitability in the future, our ability to attract new clients or continue to broaden our existing clients’ use of our solution and the impact of any decrease in technology spend by clients and potential clients in the financial services industry where we derive all of our revenues.

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

Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to increase sales from existing clients who do not utilize the full Enfusion solution. The success of any enhancement or new systems or service depends on several factors, including the timely completion, introduction and market acceptance of an enhanced or new system, adaptation to new industry standards and technological changes, the ability to maintain and to develop relationships with third parties, and the ability to attract, retain and effectively train sales and marketing personnel. Any new systems we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solution to become obsolete. Any new markets in which we attempt to sell our solution, including new countries or regions, may not be receptive or implementation may be delayed due to the COVID-19 pandemic or other similar factors beyond our control. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of our solution not incorporating in a timely fashion or at all due to a failure of our solution to comply with such local laws or regulations. Our ability to further penetrate our existing markets depends on the quality of our solution and our ability to design our solution to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new systems. If we are unable to sell our solution into new markets or to further penetrate existing markets, or to increase sales from existing clients by expanding their relationship with us, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition and results of operations.

Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be adversely affected.

We believe our corporate culture is one of our fundamental strengths, as we believe it enables us to attract and retain top talent and deliver superior results for our clients. As we grow, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels, and effectively execute our business strategy. Furthermore, our growth may require us to develop a more hierarchical structure, which may impact our ability to operate swiftly and efficiently.

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

From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions and other assets. We also may enter into relationships with other businesses to expand our solution, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we do not have any experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

Quarterly and annual results are subject to volatility due to the timing of renewals between periods, timing of new sales contracts, changes in contract term and length, and conversion of existing subscription users to other commercial offerings.

Regardless of the term of these contracts, revenues are generally billed one month in arrears based on utilization of the different attributes of platform. While utilization may be predictable for certain aspects such as user fees, connectivity fees, market data fees, and technology-powered, managed services fees, other aspects such as OEMS are based on actual utilization of connections, which can be canceled or reduced month to month.

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

Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks that could adversely impact the market price of our Class A common stock.

We previously adopted a Change in Control Bonus Plan, which provided for the payment of cash amounts to certain eligible employees upon the occurrence of a change in control of our company. The aggregate amount of payment that could have been made to all participants under the Change in Control Bonus Plan may have been as much as 18% of the gross consideration received by our equity holders in a change in control transaction. In connection with our IPO, we terminated the Change in Control Bonus Plan (and all Award Units issued thereunder). In connection therewith, the holders of Award Units that were vested at effectiveness of (or would vest within one year of effectiveness of) our IPO registration statement became entitled to receive shares of Class A common stock that would be issued, in one or more tranches, between October 20, 2022 and October 20, 2023. In addition, in exchange for termination of an agreement pursuant to which we were obligated to pay a percentage of our annual net profits to a non-executive employee, we will issue shares of Class A common stock to such employee between October 20, 2022 and October 20, 2023.  In satisfaction of the above obligations, as of December 31, 2022, we remained obligated to issue 17,225,377 shares of Class A common stock, in one or more tranches, to former holders of Award Units and the non-executive employee, in each case prior to October 20, 2023.

The issuance of Class A shares in satisfaction of the obligations described above will result in significant dilution to holders of our capital stock.  As of December 31, 2022, the issuance of 17,225,377 shares of Class A common stock would increase the aggregate number of shares of our Class A common stock and Class B common stock outstanding by approximately 15.1%. Furthermore, the related tax withholding obligations incurred in connection with the issuances described above may be satisfied through methods that may include our withholding from the issuance a number of shares with a value equivalent to the withholding amount due and using our available capital resources to pay the related tax burden, which could have a material impact on our liquidity and capital resources.  Any issuance of Class A common stock described above, or use of capital resources to pay the related tax burden described above, or the fact that any such issuance or use of capital resources may be impending, may adversely impact the market price of our Class A common stock.

Our ability to raise capital in a timely manner if needed in the future may be limited, or such capital may be unavailable on acceptable terms, if at all. Our failure to raise capital if needed could adversely affect our business and results of operations, and any debt or equity issued to raise additional capital may reduce the value of our Class A common stock.

We have funded our operations since inception primarily through receipts generated from customers. We cannot be certain if our operations will continue to generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations.

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

We are subject to certain restrictive covenants under agreements relating to our credit facility. In addition, substantially all of our assets, including our intellectual property, are pledged as collateral to secure such credit facility.

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

We operate in a regulatory environment in which requirements applicable to privacy, data protection and data security are continually evolving. We cannot assure you that relevant governmental authorities will not interpret or implement the laws or regulations in ways that negatively affect the cloud service industry, our clients and us. Regulatory investigations, restrictions, penalties and sanctions, whether targeted at us or not, may negatively affect the market environment in which we operate, our existing or potential clients and our products and services, which may in turn have a material adverse effect on our business, results of operations and financial condition. It is also possible that we may become subject to additional or new laws and regulations regarding privacy, data protection and data security in connection with the data we have access to and the data products and services we provide to our clients. Moreover, we may become subject to regulatory requirements as a result of utilization of our products and services by residents of certain jurisdictions, such as the General Data Protection Regulation of the European Union, or the GDPR. Complying with additional or new regulatory requirements could force us to incur substantial costs or require us to change our business practices. Moreover, if a high profile security breach occurs with respect to our competitors, people may lose trust in the security of cloud service providers generally, including us, which could damage the reputation of the industry, result in heightened regulation and strengthened regulatory enforcement and adversely affect our business and results of operations.

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

Global privacy, data protection and security legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process personal data across our business. For example, the GDPR imposes stringent requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data and notifications in the event of data breaches and use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenues or 20 million Euros, whichever is greater. While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful complying fully with all applicable European requirements, particularly with respect to ensuring that all transfers of personal data from the European Economic Area comply with legal requirement that continue to evolve. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such clients may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement. In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law, or the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime.

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

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, stockholders’ may be unable to resell their shares at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

●	variations in our quarterly or annual operating results;
●	our ability to attract new clients, particularly larger clients, in both domestic and international markets and our ability to increase sales to and renew agreements with our existing clients, particularly larger clients, at comparable prices;
●	the timing of our clients’ buying decisions and reductions in our clients’ budgets for IT purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;
●	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;
●	the contents of published research reports about us or our industry or the failure of securities analysts to cover our Class A common stock;
●	additions to, or departures of, key management personnel;
●	any increased indebtedness we may incur in the future;

●	announcements and public filings by us or others and developments affecting us;
●	our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan;
●	actions by institutional stockholders;
●	litigation and governmental investigations;
●	operating and stock performance of other companies that investors deem comparable to us (and changes in their market valuations) and overall performance of the equity markets;
●	speculation or reports by the press or investment community with respect to us or our industry in general;
●	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;
●	announcements or actions taken by significant stockholders;
●	sales of substantial amounts of our Class A common stock by significant stockholders or our insiders, or the expectation that such sales might occur;
●	volatility or economic downturns in the markets in which we, our clients and our partners are located caused by pandemics, including the COVID-19 pandemic and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics; and
●	general market, political and economic conditions, in the investment management industry in particular, including any such conditions and local conditions in the markets in which any of our clients are located.

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

If our existing stockholders, including employees who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of December 31, 2022, we had outstanding 70,859,711 shares of Class A common stock and 43,198,767 shares of Class B common stock.  In addition, as of December 31, 2022, we will issue 17,225,377 shares of Class A common stock to former holders of Award Units and a non-executive employee, in each case between December 31, 2022 and October 20, 2023, and as further described under the risk factor entitled “Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks and will cause us to recognize significant stock-based compensation expense that will substantially impact our net income in the near term.”. Sales of a substantial number of such shares or the perception that such sales may occur could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

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

As of December 31, 2022, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 73.1% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. As a result, these stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately adversely affect the market price of our Class A common stock.

Risks Related to our Organizational Structure

Enfusion, Inc. is a holding company and its only material asset is its direct and/or indirect interest in Enfusion Ltd. LLC, and it is accordingly dependent upon distributions from Enfusion Ltd. LLC to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

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

Under the terms of the amended and restated limited partnership agreement, Enfusion Ltd. LLC is obligated to make tax distributions to holders of Common Units, including (directly and/or indirectly) us, at certain assumed tax rates. These tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of Class A common stock; acquiring additional newly issued Common Units from Enfusion Ltd. LLC at a per unit price determined by reference to the market value of the Class A common stock; paying dividends, which may include special dividends, on our Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise undertake ameliorative actions between Common Units and shares of Class A common stock and instead, for example, hold such cash balances, our Pre-IPO Common Unitholders may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their Common Units, notwithstanding that such Pre-IPO Common Unitholders may previously have participated as holders of Common Units in distributions by Enfusion Ltd. LLC that resulted in such excess cash balances at Enfusion, Inc. See “Certain Relationships and Related Party Transactions—Seventh Amended and Restated Operating Agreement of Enfusion Ltd. LLC” of the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which was filed with the SEC on April 29, 2022.

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

Prior to the completion of the IPO, we entered into a Tax Receivable Agreement with certain of our Pre-IPO Owners that provides for the payment by Enfusion, Inc. to such Pre-IPO Owners of 85% of the benefits, if any, that Enfusion, Inc. actually realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) existing tax basis acquired in the IPO, (ii) increases in existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Enfusion Ltd. LLC as a result of sales or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units after the IPO, (iii) Enfusion, Inc.’s utilization of certain attributes of the Blocker Companies, and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. The existing tax basis, increases in existing tax basis and the tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Enfusion, Inc. and, therefore, may reduce the amount of U.S. federal, state and local tax that Enfusion, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. The existing tax basis acquired in the IPO and the increase in existing tax basis and the anticipated tax basis adjustments upon purchases or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by Enfusion, Inc. may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, we expect the payments that Enfusion, Inc. may make under the Tax Receivable Agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable, the tax rate and the amount and timing of our taxable income. The amount of existing tax basis and basis adjustments acquired in the IPO was approximately $229.3 million. If all of the Pre-IPO Common Unitholders had exchanged or sold to us all of their outstanding Common Units as of December 31, 2022, we would have recognized a deferred tax asset of approximately $149.1 million and a liability under the Tax Receivable Agreement of approximately $126.7 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $9.67 per share, which was the price per share of Class A common stock as of December 31, 2022, (iii) a constant corporate tax rate of 29.92%, (iv) that we would have sufficient taxable income to fully utilize the tax benefits, and (v) no material changes in tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Pre-IPO Owners.

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

Accordingly, it is possible that the actual cash tax benefits realized by Enfusion, Inc. may be significantly less than the corresponding Tax Receivable Agreement payments. It is also possible that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions to Enfusion, Inc. by Enfusion Ltd. LLC are not sufficient to permit Enfusion, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. We estimate that if Enfusion, Inc. had exercised its termination right as of December 31, 2022, the aggregate amount of the early termination payments required under the Tax Receivable Agreement would have been approximately $64.9 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.

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

We are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We are and will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

Our compliance with Section 404(a) has and will require that we incur substantial expenses, including legal, compliance, accounting and informational technology expenses, and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff to maintain the system and process documentation necessary to perform the evaluation needed to comply with Section 404(a).

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

Pursuant to Sarbanes-Oxley Act Section 404(a), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, as required by Sarbanes-Oxley Act Section 404(b). In anticipation of being subject to Sarbanes-Oxley Act Section 404(b), we will be engaged in a process of further documenting and evaluating our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Furthermore, we have hired and may continue to hire additional accounting, finance and other personnel in connection with our becoming subject to the requirements of Section 404(b), and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. Despite our efforts, there is a risk that an independent assessment of the effectiveness of our internal controls by our independent registered public accounting firm could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation, which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Chicago, Illinois, pursuant to an operating lease that expires in 2025.  We lease additional offices in New York City and, internationally, in London, Dublin, Hong Kong, Mumbai, São Paulo, Singapore, Sydney, and Bengaluru.  We believe these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

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

Holders of Record

As of March 8, 2023, there were 3 holders of record of our Class A common stock. The actual number of stockholders is greater than this number and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 8, 2023, there were 5 holders of record of our Class B common stock.

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

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the NYSE Composite Index and the S&P Software & Services Select Industry Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on October 21, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2022. Data for the NYSE Composite Index and the S&P Software & Services Select Industry Index assume reinvestment of dividends.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and other financial information. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to the historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the section titled “Cautionary Statement” and Item 1A. Risk Factors. We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

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

Our total revenues were approximately 98.9%, 98.8% and 98.0% recurring subscription-based during the years ended December 31, 2022, 2021, and 2020, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed service fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

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

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker, or CODM, reviews and assesses the performance of our business. Our total revenues were $150.3 million, $111.7 million, and $79.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Platform subscriptions and managed services revenues were $148.7 for the year ended December 31, 2022, or approximately 98.9% of total revenues, up approximately 34.7% from $110.4 million for the year ended December 31, 2021, or approximately 98.8% of total revenues, up approximately 41.5% from $78.0 million for the year ended December 31, 2020, or approximately 98.0% of total revenues.  We had net income (loss) of $(13.3) million, $(282.2) million and $4.1 million in the years ended December 31, 2022, 2021 and 2020, respectively.

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

Existing Client Retention and Renewals

The growth of our revenues base from expanding relationships with our existing clients is driven by our ability to retain these clients. Our client retention also strengthens the stability and predictability of our revenue model, facilitating better management of business. Our Net Dollar Retention Rate, which is described below in the section titled “Key Metrics and Financial Measures” was 115.4%, 115.0% and 119.6% for the years ended December 31, 2022, 2021 and 2020, respectively. We believe that our delivery of excellent ongoing innovation together with superior client experience is critical to our client retention and we expect to continue to invest in both areas.

Geographic Expansion

Our future growth depends, in part, on our ability to grow our client base through geographic expansion and build on the success internationally.  For the year ended December 31, 2022, we generated approximately 63.3% of our total revenues in the Americas and approximately 36.7% of our total revenues outside of the Americas.  For the year ended December 31, 2021, we generated approximately 65.3% of our total revenues in the Americas and approximately 34.7% of our total revenues outside of the Americas. For the year ended December 31, 2020, we generated approximately 67.9% of our total revenues in the Americas and approximately 32.1% of our total revenues outside of the Americas. We are globally situated in ten offices in Chicago, New York, São Paulo, London, Dublin, Hong Kong, Singapore, Sydney, Mumbai and Bengaluru. We continue to invest in expanding our presence and capitalize on opportunities in markets such as Latin America and Asia Pacific. We continue to make investments in our sales and marketing efforts in regions outside of the Americas to capture the sizeable revenue opportunity.

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

Costs of Being a Public Company

As a newly public company, we will continue to refine and implement procedures and processes to address the standards and requirements applicable to public companies. Specifically, accounting, legal, investor relations, insurance and personnel-related expenses will continue to increase as we establish more comprehensive compliance and governance functions, establish internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements reflect the impact of these expenses.

Impact of the COVID-19 Pandemic

While the COVID-19 pandemic has significantly affected the global economy, it has not significantly affected our financial results for the year ended December 31, 2022. While the COVID-19 pandemic initially had a temporary impact on the level of client dialogue, it also reinforced our value proposition and amplified the need for our clients to be able to operate systems remotely.

Although the severity of the COVID-19 pandemic has significantly subsided, it remains a consideration as we manage our business and we may be adversely impacted by any changes in the nature and scope of the pandemic. The extent of any such impact on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and global governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict.

Effects of the Reorganization Transactions on our Corporate Structure

We were incorporated as Enfusion, Inc. on June 11, 2021 and formed for the purpose of the IPO. Following the completion of the Reorganization Transactions (as defined above), we became a holding company and our sole material asset is an indirect ownership interest in Enfusion Ltd. LLC, or the LLC.  Through our ability to control the managing member of the LLC, we control all of the business and affairs of the LLC. All of our business is conducted through the LLC and its subsidiaries and the financial results of the LLC are included in the consolidated financial statements of Enfusion, Inc.

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

Components of Our Results of Operations

Revenues

Platform subscriptions

Platform subscriptions revenues consists primarily of user fees to provide our clients access to our cloud-based solution. Fees consider various components such as number of users, connectivity, trading volume, data usage and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return right. Platform subscription revenues are recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Prior to the first quarter of 2021, our platform subscription contracts typically had a one-year term and were cancellable with 30 days’ notice. Beginning in the first quarter of 2021, many of our contracts have a multi-year term and do not allow termination for convenience.  Installment payments are invoiced at the end of each calendar month during the subscription term.  There is no financing available.

Managed services

Managed services revenues primarily consists of client-selected middle- and back-office, technology-powered services. We recognize revenues monthly as the managed services are performed with invoicing occurring at the end of the month. Generally, invoices have a 30-day payment period in accordance with the associated contract. There is no financing available.

Other

Other revenues consist of non-subscription-based revenues, such as data conversion services. We recognize revenues as these services are performed with invoicing occurring at the end of each month.

Cost of Revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of our software and services, including base salaries, bonuses, employee benefits and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead and certain direct data and hosting costs, and stock-based compensation. Our cost of revenues has fixed and variable components and depends on the type of revenues earned in each period. We expect our cost of revenues to increase in absolute dollars as we continue to hire personnel to provide hosting services and technical support to our growing client base. We anticipate additional expenses as a result of stock-based compensation expenses related to equity awards to be issued under our equity plans.

Operating Expenses

We present stock-based compensation expense within Cost of revenues, General and administrative, Sales and marketing and Technology and development based on the individual employees’ department. We anticipate additional operating expenses as a result of stock-based compensation expenses related to equity awards to be issued under our equity plans.

General and administrative

General and administrative expenses primarily consist of personnel costs and related expenses for executive, finance, legal, human resources, and recruiting and administrative personnel. These personnel costs and related expenses include salaries, benefits and bonuses, fees for external legal and other consulting services, and stock-based compensation expense. General and administrative expenses also include expenses for our information technology systems.  We expect certain expenses to increase as we continue to operate as a publicly traded company and expand our client base and geographic footprint.

Sales and marketing

Sales and marketing expenses consist primarily of personnel and related costs associated with our sales and marketing staff, including base salaries, employee benefits, bonuses and commissions, and stock-based compensation expense.

Technology and development

Technology and development expenses consist primarily of research and development activities, non-capitalizable costs of developing content, and stock-based compensation. These costs include employee-related costs, consulting services, and expenses related to the product design, development, testing and enhancements of our subscription services. We expect that our technology and development expenses will increase as we continue to enhance our platform functionality and develop new content and features.

Non-Controlling Interests

Non-controlling interests represent the portion of profit or loss, net assets and comprehensive loss of Enfusion Ltd. LLC that is not allocable to the Company based on our percentage of ownership of this entity. Income or loss attributed to the non-controlling interests is based on the Common Units outstanding during the period and is presented on the consolidated statements of operations and consolidated statements of comprehensive (loss) income.

Key Metrics and Financial Measures

In connection with the management of our business, we identify, measure and assess a variety of key metrics and use certain financial measures. The key metrics and financial measures we use in managing our business are set forth below.

Annual Recurring Revenue

We calculate Annual Recurring Revenue, or ARR, by annualizing platform subscriptions and managed services revenues recognized in the last month of the measurement period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients and our ability to maintain and expand our relationship with existing clients. ARR was $164.7 million, $127.1 million, and $93.4 million as of December 31, 2022, 2021 and, 2020, respectively. ARR is included in a set of metrics we calculate monthly to review with management as well as periodically with our board of directors.

Net Dollar Retention Rate

We calculate Net Dollar Retention Rate as of a period end by starting with the ARR for all clients as of twelve months prior to such period end or Prior Period ARR. We then calculate the ARR from those same clients as of the current period end, or Current Period ARR. Current Period ARR includes expansion within existing clients inclusive of contraction and voluntary attrition, but excluding involuntary cancellations. We define involuntary cancellations as accounts that were canceled due to the client no longer being in business. We identify involuntary cancellations based on representations made by the client at the time of cancellation. Our Net Dollar Retention Rate is equal to the Current Period ARR divided by the Prior Period ARR.

Our Net Dollar Retention Rate was 115.4%, 115.0%, and 119.6% as of December 31, 2022, 2021 and 2020, respectively. We believe Net Dollar Retention Rate is an important metric because, in addition to providing a measure of retention, it indicates our ability to grow revenues within existing client accounts.

Revenue Churn Rate and Adjusted Revenue Churn Rate

We calculate our Revenue Churn Rate by measuring the revenue contribution associated with clients that cancel all of their product and service agreements with us over the measurement year. This canceled revenue contribution for each such client is calculated as the revenues recognized for such clients over the trailing 12 months prior to the month in which the client canceled its product and service agreements. We then divide this canceled revenue contribution by the ARR calculated for the prior period to calculate our Revenue Churn Rate. Our Revenue Churn Rate for the years ended December 31, 2022, 2021 and 2020 was 4.5%, 3.7%, and 5.2%, respectively.

We also calculate an Adjusted Revenue Churn Rate which excludes all involuntary cancellations as described above. Our Adjusted Revenue Churn Rate for the years ended December 31, 2022, 2021 and 2020 was 1.0%, 0.6%, and 0.9%, respectively. We believe our Revenue Churn Rate and Adjusted Revenue Churn Rate are important metrics because they indicate our ability to retain our existing client base.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
(in thousands)	2022	2021

REVENUES:
Platform subscriptions	$138,868	$103,259
Managed services	9,821	7,119
Other	1,660	1,322
Total revenues	150,349	111,700

COST OF REVENUES:
Platform subscriptions	40,017	27,195
Managed services	6,692	4,425
Other	391	225
Total cost of revenues	47,100	31,845
Gross profit	103,249	79,855

OPERATING EXPENSES:
General and administrative	68,764	150,614
Sales and marketing	29,286	51,725
Technology and development	17,163	153,400
Total operating expenses	115,213	355,739
Income from operations	(11,964)	(275,884)

NON-OPERATING EXPENSE:
Interest expense	413	(4,594)
Other (expense) income	(638)	(1,185)
Total non-operating expense	(225)	(5,779)

Income before income taxes	(12,189)	(281,663)
Income taxes	1,074	579
Net income	(13,263)	(282,242)
Net income attributable to non-controlling interests	(5,609)	(123,925)
Net income attributable to Enfusion, Inc.	$(7,654)	$(158,317)

Revenues

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Platform subscriptions	$138,868	$103,259	$35,609	34.5%
Managed services	9,821	7,119	2,702	38.0%
Other	1,660	1,322	338	25.6%
Total revenues	$150,349	$111,700	$38,649	34.6%

Total revenue was $150.3 million for the year ended December 31, 2022, compared to $111.7 million for the year ended December 31, 2021, representing an increase of $38.6 million or 34.6%.

Platform subscriptions

Platform subscriptions revenue increased from $103.3 million for the year ended December 31, 2021 to $138.9 million for the year ended December 31, 2022, representing an increase of $35.6 million. The increase was primarily due to increased revenue related to existing clients; $14.8 million of this increase relates to sales of new services and additional users within existing contracts, and $17.6 million reflects the full period impact of new customer contracts signed in prior periods, partially offset by client churn.  In addition, the increase was driven by revenues from new clients of approximately $9.5 million.

Managed services

Managed services revenue increased from $7.1 million for the year ended December 31, 2021 to $9.8 million for the year ended December 31, 2022, representing an increase of $2.7 million. The increase was driven by revenue from new clients of approximately $1.6 million and increases in revenue from existing clients of approximately $2.7 million, partially offset by client churn.

Other

Other revenues increased from $1.3 million for the year ended December 31, 2021 to $1.7 million for the year ended December 31, 2022, representing an increase of approximately $340 thousand. The increase was due primarily to a higher volume of data conversion projects.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Cost of revenues:
Platform subscriptions	$40,017	$27,195	$12,822	47.1%
Managed services	6,692	4,425	2,267	51.2%
Other	391	225	166	73.8%
Total cost of revenues	$47,100	$31,845	$15,255	47.9%

Gross profit	$103,249	$79,855	$23,394	29.3%

Gross profit margin	68.7%	71.5%

Cost of Revenues

Cost of revenues increased by $15.3 million from $31.8 million for the year ended December 31, 2021 to $47.1 million for the year ended December 31, 2022, or an increase of 47.9%. The increase was primarily driven by an increase in payroll and payroll-related costs (including bonuses) of $9.7 million, largely resulting from headcount additions to support our continued growth. In addition, hosting costs and data fees increased by approximately $2.4 million over the comparative period, reflective of an increased client base and increased usage. Stock-based compensation expense of approximately $1.4 million also contributed to the increase.

Gross profit increased by $23.4 million from $79.9 million for the year ended December 31, 2021 to $103.3 million for the year ended December 31, 2022. Gross profit margin as a percentage of revenue decreased by 280 basis points over the same period.  The decrease in gross profit margin as a percentage of revenues was primarily attributable to increased personnel costs for client services, including onboarding for new clients.

Operating Expenses

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
General and administrative	$68,764	$150,614	$(81,850)	(54.3)%
Sales and marketing	29,286	51,725	(22,439)	(43.4)%
Technology and development	17,163	153,400	(136,237)	(88.8)%
Total operating expenses	$115,213	$355,739	$(240,526)	(67.6)%

General and administrative

General and administrative expenses decreased by approximately $81.9 million from $150.6 million for the year ended December 31, 2021 to $68.8 million for the year ended December 31, 2022. The decrease in general and administrative expenses was primarily attributable to a decrease in stock-based compensation expense of $98.7 million from the prior period.  This decrease was partially offset by increases over the comparative period in corporate personnel costs of approximately $6 million, which includes additional headcount and the full year effect of significant headcount increases in the latter half of 2021.  Further, the prior year includes approximately $1.6 million of tax withholding obligations related to stock-based compensation arrangements; such payments were significantly lower in the current year.

In addition, professional fees for consulting, legal, and tax services increased by approximately $4.7 million over the comparative period. These fees were primarily incurred to support our growth and the increased administrative complexity related to our new public company status; the majority of these fees were incurred in the first half of the year.  Insurance costs also increased by approximately $3.3 million over the comparative period.

Sales and marketing

Sales and marketing expenses decreased by $22.4 million from $51.7 million for the year ended December 31, 2021 to $29.3 million for the year ended December 31, 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $30.4 million over the comparative period. The decrease was partially offset by increases in personnel costs of approximately $6 million related to growth of our professional sales organization, which includes additional headcount and the full year effect of headcount increases in the latter half of 2021.  Commission expenses and marketing spend also increased over the prior year.  Further, the prior year includes approximately $600 thousand of tax withholding obligations related to stock-based compensation arrangements; such payments were significantly lower in the current year.

Technology and development

Technology and development expense decreased by $136.2 million from $153.4 million for the year ended December 31, 2021 to $17.2 million for the year ended December 31, 2022.  The decrease was primarily attributable to a decrease in stock-based compensation expense of $136.7 million over the comparative period. The decrease was partially offset by increases in personnel costs of approximately $3 million to support growth of our product development groups, which includes additional headcount and the full year effect of significant headcount increases in the prior year.  Further, the prior year includes approximately $2.4 million of tax withholding obligations related to stock-based compensation arrangements; such payments were significantly lower in the current year.

Non-Operating Income (Expense)

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Interest expense	$413	$(4,594)	$(5,007)	(109.0)%
Other (expense) income	(638)	(1,185)	(547)	(46.2)
Total non-operating expense	$(225)	$(5,779)	$(5,554)	(96.1)%

The overall decrease of $5.6 million in non-operating expense from the year ended December 31, 2021 to December 31, 2022 was driven primarily by a decrease of approximately $4.3 million in interest expense.  In addition, the prior year included a loss on debt extinguishment of $1.2 million related to the payment of the term loan in connection with the IPO, included in Other (income) expense.  The decrease in non-operating expense was partially offset by approximately $440 thousand of interest income related to our money market accounts (see Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K).

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt. As of December 31, 2022, we had cash and cash equivalents of $62.5 million and $5.0 million in available borrowing capacity under our Revolving Debt (as defined below).  On October 25, 2021, we completed our IPO, which resulted in the issuance and sale of 21,562,500 shares of our Class A common stock at the IPO price of $17.00, generating net proceeds of approximately $260.5 million (on a cash basis) after deducting underwriting discounts and other offering costs, of which we used $98.8 million to repay the outstanding indebtedness under our term loan, $87.8 million to purchase Common Units from our Pre-IPO Common Unitholders, and $10.6 million for the payment of withholding taxes on stock-based compensation, resulting in approximately $65.0 million being retained by us for general corporate purposes and to bear all of the expenses of the IPO. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors. We expect that our future uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement. Further, between December 31, 2022 and October 20, 2023, we will issue an aggregate of approximately 17.2 million shares of Class A common stock, in one or more tranches, to former holders of Award Units and a non-executive employee, as further described under Item 1A. Risk Factors. Their related individual tax withholding obligations may be satisfied through methods that may include our withholding a certain number of the shares with a value that would satisfy the withholding amount due and using our available capital resources to pay the related tax burden, which could have a material impact on our liquidity and capital resources.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Net cash provided by (used in) operating activities	$14,156	$(318)	$14,474	4,551.6%
Net cash used in investing activities	(7,931)	(8,014)	83	1.0%
Net cash (used in) provided by financing activities	(7,959)	58,849	(66,808)	113.5%
Effect of exchange rate changes on cash	(86)	(90)	4	4.4%
Net (decrease) increase in cash	$(1,820)	$50,427	$(52,247)	103.6%

Operating activities

We generated $14.2 million in cash flows from operating activities during the year ended December 31, 2022, resulting from our net loss of $13.3 million, adjusted by non-cash items of $33 million, and offset by $5.5 million of cash used in working capital activities. Cash used by working capital accounts was primarily due to increases in accounts receivable, consistent with our revenue growth.

We used $318 thousand in cash flows from operating activities during the year ended December 31, 2021, resulting from our net loss of $282.2 million, adjusted by non-cash charges of $296.7 million (of which $289.8 million is related to stock-based compensation expense), and offset by $14.7 million of cash used in working capital activities.

Investing activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $7.9 million and $8.0 million, respectively, which was comprised of cash outflows for property and equipment purchases.

Financing activities

We used $7.9 million in cash flows from financing activities during the year ended December 31, 2022, resulting from payment of withholding taxes on stock-based compensation.

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

Indebtedness

On August 2, 2019, we entered into a credit agreement, or the Credit Agreement, with Silicon Valley Bank, or SVB, that provided for a $30.0 million term loan, or the Term Loan, and a $2.0 million revolving debt facility, or the Revolving Debt. Net proceeds of $24 million were distributed to certain members of Enfusion Ltd. LLC.  On April 13, 2020, we drew $1.8 million of the Revolving Debt to expand our liquidity amid the uncertainty of the COVID-19 pandemic. We repaid the $1.8 million of Revolving Debt principal (plus de minimis interest) on September 24, 2020. On August 9, 2020, the Credit Agreement was amended and restated to increase the commitment amount of the Revolving Debt from $2.0 million to $5.0 million. On December 17, 2020, the Term Loan agreement was amended and restated to increase the outstanding principal balance to $100.0 million. Net proceeds of $71.1 million from the Term Loan were distributed to certain Members of Enfusion Ltd. LLC.

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

The Credit Agreement contains certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements for the years ended December 31, 2022 and December 31, 2021, respectively.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

As of December 31, 2022, we have operating lease agreements and have service agreements for the use of data processing facilities, which are also leases under ASC 842 - Accounting for Leases. Refer to Note 6 – Leases.

As of December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial.  If all of the Pre-IPO Common Unitholders had exchanged or sold to us all of their outstanding Common Units as of December 31, 2022, we would have recognized a deferred tax asset of approximately $149.1 million and a liability under the Tax Receivable Agreement of approximately $126.7 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $9.67 per share, which was the price per share of Class A common stock as of December 31, 2022, (iii) a constant corporate tax rate of 29.92%, (iv) that we would have sufficient taxable income to fully utilize the tax benefits, and (v) no material changes in tax law.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations foreign currency exchange rates.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the local currency. Gains or losses due to transactions in foreign currencies are included in “Other Income (Expense)” in our consolidated statements of operations. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. As of December 31, 2022 and December 31, 2021, we do not believe that a 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

Item 8. Financial Statements and Supplementary Data

ENFUSION, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enfusion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enfusion, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, preferred units, stockholders’ equity and members’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of Accounting Standards Update

As described in Note 3 to the consolidated financial statements, effective January 1, 2022, the Company changed its method for accounting for leases as a result of the modified retrospective adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Chicago, Illinois

March 10, 2023

ENFUSION, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par values)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$62,545	$64,365
Accounts receivable, net	25,855	18,223
Prepaid expenses	6,105	6,030
Other current assets	2,303	1,060
Total current assets	96,808	89,678
Property and equipment, net	15,759	13,051
Right-of-use assets, net	6,732	—
Other assets	4,484	3,356
Total assets	$123,783	$106,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,685	$2,528
Accrued expenses and other current liabilities	11,665	5,578
Current portion of lease liabilities	4,030	—
Total current liabilities	17,380	8,106
Lease liabilities, net of current portion	2,959	—
Other liabilities	—	538
Total liabilities	20,339	8,644
Stockholders' Equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 70,859,711 and 65,583,289 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	71	66
Class B common stock, $0.001 par value; 150,000,000 shares authorized, 43,198,767 and 47,470,972 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	43	47
Additional paid-in capital	244,260	226,717
Accumulated deficit	(178,863)	(171,209)
Accumulated other comprehensive loss	(504)	(325)
Total stockholders’ equity attributable to Enfusion, Inc.	65,007	55,296
Non-controlling interests	38,437	42,145
Total stockholders' equity	103,444	97,441
Total liabilities and stockholders' equity	$123,783	$106,085

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31
	2022	2021	2020
REVENUES:
Platform subscriptions	$138,868	$103,259	$73,550
Managed services	9,821	7,119	4,436
Other	1,660	1,322	1,579
Total revenues	150,349	111,700	79,565

COST OF REVENUES:
Platform subscriptions	40,017	27,195	18,015
Managed services	6,692	4,425	2,512
Other	391	225	831
Total cost of revenues	47,100	31,845	21,358
Gross profit	103,249	79,855	58,207

OPERATING EXPENSES:
General and administrative	68,764	150,614	35,888
Sales and marketing	29,286	51,725	9,927
Technology and development	17,163	153,400	6,318
Total operating expenses	115,213	355,739	52,133
Income (loss) from operations	(11,964)	(275,884)	6,074

NON-OPERATING (EXPENSE) INCOME:
Interest income (expense), net	413	(4,594)	(1,662)
Other (expense) income	(638)	(1,185)	82
Total non-operating expense	(225)	(5,779)	(1,580)

Income (loss) before income taxes	(12,189)	(281,663)	4,494
Income taxes	1,074	579	433
Net income (loss)	$(13,263)	$(282,242)	$4,061
Net income (loss) attributable to non-controlling interests	(5,609)	(123,925)	—
Net income (loss) attributable to Enfusion, Inc.	$(7,654)	$(158,317)	$4,061

Loss per Class A common share attributable to Enfusion, Inc.:
Basic and diluted	$(0.10)	$(2.26)
Weighted Average number of Class A common shares outstanding:
Basic and diluted	85,393	83,045

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(13,263)	$(282,242)	$4,061
Other comprehensive income (loss), net of income tax:
Foreign currency translation (loss)	(327)	(90)	(116)
Total other comprehensive income (loss)	(13,590)	(282,332)	3,945
Comprehensive income (loss) attributable to non-controlling interests	(5,757)	(123,902)	—
Total comprehensive income (loss) attributable to Enfusion, Inc.	$(7,833)	$(158,430)	$3,945

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

Consolidated Statements of Preferred Units, Stockholders’ Equity and Members’ Deficit

(dollars in thousands)

											Accumulated
					Class A		Class B		Additional		Other		Total
	Preferred Units		Members’ Deficit		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
January 1, 2020	45.810	$105,073	54.496	$(117,783)	—	$—	—	$—	$—	$—	$(96)	$—	$(117,879)
Net income	—	1,860	—	2,201	—	—	—	—	—	—	—	—	2,201
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(116)	—	(116)
Issuance of Class D Units, net of issuance costs	7.964	93,261	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class D Units in a non-cash exchange, net of issuance costs	4.814	56,376	—	—	—	—	—	—	—	—	—	—	—
Redemption of Class A Units	—	—	(6.528)	(76,634)	—	—	—	—	—	—	—	—	(76,634)
Repurchase of Class C-1 Units in a non-cash exchange	(3.916)	(45,975)	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Class C-2 Units in a non-cash exchange	(0.898)	(10,538)	—	—	—	—	—	—	—	—	—	—	—
Distributions - loan proceeds	—	(32,454)	—	(38,607)	—	—	—	—	—	—	—	—	(38,607)
Distributions to members	—	(2,088)	—	(2,524)	—	—	—	—	—	—	—	—	(2,524)
December 31, 2020	53.774	$165,515	47.968	$(233,347)	—	$—	—	$—	$—	$—	$(212)	$—	$(233,559)
Activity prior to the Reorganization Transactions:
Net income	—	6,814	—	6,078	—	—	—	—	—	—	—	—	6,078
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(145)	—	(145)
Distributions to members	—	(1,807)	—	(1,476)	—	—	—	—	—	—	—	—	(1,476)
	53.774	$170,522	47.968	$(228,745)	—	$—	—	$—	$—	$—	$(357)	$—	$(229,102)
Activity subsequent to the Reorganization Transactions:
Effect of the Reorganization Transactions	(53.774)	(170,522)	(47.968)	228,745	48,744,182	49	52,997,579	53	(27,941)	—	—	(30,384)	170,522
Issuance of Class A common stock in the IPO, net of issuance costs	—	—	—	—	16,839,107	17	—	—	143,628	—	—	116,065	259,710
Purchase of common units from Pre-IPO common unit holders and retirement of Class B common shares	—	—	—	—	—	—	(5,526,607)	(6)	(50,956)	—	—	(36,884)	(87,846)
Net loss	—	—	—	—	—	—	—	—	—	(171,209)	—	(123,925)	(295,134)
Stock-based compensation, net of taxes paid	—	—	—	—	—	—	—	—	161,986	—	—	117,250	279,236
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	32	23	55
December 31, 2021	—	—	—	—	65,583,289	$66	47,470,972	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441
Net loss	—	—	—	—	—	—	—	—	—	(7,654)	—	(5,609)	(13,263)
Stock-based compensation	—	—	—	—	—	—	—	—	15,043	—	—	10,550	25,593
Share exchanges	—	—	—	—	4,272,205	4	(4,272,205)	(4)	5,310	—	—	(5,310)	—
Issuance of IPO vested Class A common stock and vested RSUs	—	—	—	—	1,593,602	2	—	—	(2)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	(589,385)	(1)	—	—	(4,767)	—	—	(3,191)	(7,959)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(179)	(148)	(327)
Other	—	—	—	—	—	—	—	—	1,959	—	—	—	1,959
December 31, 2022	—	$—	—	$—	70,859,711	$71	43,198,767	$43	$244,260	$(178,863)	$(504)	$38,437	$103,444

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net (loss) income	$(13,263)	$(282,242)	$4,061
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash operating lease expense	257	—	—
Depreciation and amortization	6,344	3,975	2,291
Provision for bad debts	1,399	1,450	1,010
Amortization of debt-related costs	26	222	60
Stock-based compensation expense	24,993	289,803	—
Loss on extinguishment of debt	—	1,215	—
Net foreign currency losses	—	—	1
Change in operating assets and liabilities:
Accounts receivable	(9,031)	(7,493)	(4,216)
Prepaid expenses and other current assets	(1,767)	(6,477)	(1,776)
Accounts payable	(843)	2,044	41
Accrued expenses and other liabilities	6,041	(2,815)	193
Net cash provided by (used in) operating activities	14,156	(318)	1,665
Cash flows from investing activities:
Purchases of property and equipment	(7,931)	(8,014)	(5,068)
Net cash used in investing activities	(7,931)	(8,014)	(5,068)
Cash flows from financing activities:
Proceeds from term loan	—	—	71,211
Issuance of Class D Units, net of issuance costs	—	—	93,261
Proceeds from draw on revolving debt facility	—	—	1,800
Redemption of Class A Units	—	—	(76,634)
Distribution of loan proceeds to Members	—	—	(71,061)
Repayment of term loan	—	(100,000)	(300)
Repayment of draw on revolving debt facility	—	—	(1,800)
Payment of Member distributions	—	(3,283)	(4,612)
Payment of equity issuance costs on non-cash issuance of Class D Units	—	—	(137)
Payment of debt issuance and debt facility costs	—	—	(169)
Issuance of Class A common stock in the IPO, net of issuance costs	—	260,545	—
Purchases of common units from Pre-IPO common unit holders	—	(87,846)	—
Payment of withholding taxes on stock-based compensation	(7,959)	(10,567)	—
Net cash (used in) provided by financing activities	(7,959)	58,849	11,559
Effect of exchange rate changes on cash	(86)	(90)	(116)
Net (decrease) increase in cash and cash equivalents	(1,820)	50,427	8,040
Cash and cash equivalents, beginning of period	64,365	13,938	5,898
Cash and cash equivalents, end of period	$62,545	$64,365	$13,938
Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$4,813	$1,492
Income taxes paid in cash	$1,582	$407	$261
Supplemental disclosure of non-cash investing activities:
Capitalized stock-based compensation expense	$600	$—	$—
Supplemental disclosure of non-cash financing activities:

Issuance of Class D Units in a non-cash exchange for Class C-1 and C-2 Units	$—	$—	$56,376
Effect of the Reorganization Transactions	$—	$58,223	$—
IPO costs included in Accrued expenses and other liabilities	$—	$835	$—
Other	$1,959	—	—

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

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc. and Enfusion US 3, Inc.; as well as a controlling financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacao Ltda, Enfusion (Australia) Pty. Ltd. and Enfusion (Shanghai) Co., Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income by the other common unit holders of Enfusion, Ltd. LLC. As of December 31, 2022, Enfusion, Inc. owned approximately 62% of Enfusion Ltd. LLC.

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

The Company’s results can also be affected by economic, political, legislative, regulatory and legal actions, including but not limited to health epidemics and pandemics and the resulting economic impact.  Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

ENFUSION, INC.

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held as investments in money market funds are included within cash and cash equivalents. As of December 31, 2022 and 2021, respectively, the Company had approximately $50 million and $0 invested in money market accounts.

Accounts Receivable

Accounts receivable includes billed and unbilled receivables, net of allowance for doubtful accounts. Billed accounts receivable are initially recorded upon the invoicing to clients with payment due within 30 days. Unbilled accounts receivable represent revenue recognized on contracts for which the timing of invoicing to clients differs from the timing of revenue recognition.  As of December 31, 2022 and 2021, unbilled accounts receivable was $2 million and $1.3 million, respectively.  The unbilled accounts receivable balance is due within one year.

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

The Company's allowances are as follows (in thousands):

Balance at December 31, 2020	$598
Charges to the provision	1,450
Accounts written off, net of recoveries	(1,257)
Balance at December 31, 2021	791
Charges to the provision	1,158
Accounts written off, net of recoveries	(724)
Balance at December 31, 2022	$1,225

ENFUSION, INC.

Notes to Consolidated Financial Statements

Property and Equipment, Net

Property and equipment is stated at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the individual assets, except for leasehold improvements, which are depreciated over the shorter of the estimated useful life of the asset or the underlying lease term. Also included in property and equipment are capitalized costs of software developed for internal use. The useful lives of property and equipment are as follows:

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

Software Development Costs

Capitalized software costs consist of costs to purchase software to be used within the Company and costs to develop software internally. Capitalization of purchased or internally developed software occurs during the application development stage and consists of costs associated with design, coding and testing.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets in accordance with the accounting standard for impairment or disposal of long-lived assets, which requires recognition of impairment of long-lived assets in the event that circumstances indicate impairment may have occurred and when the net carrying value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets occurred during the years ended December 31, 2022, 2021 and 2020.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. The Company derives its revenues primarily from fees for platform subscription and managed services provided to clients. Revenues are recognized when control of these services are transferred to the Company’s clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for these services. Revenues are recognized net of taxes that will be remitted to governmental agencies applicable to service contracts. Historically, platform subscription contracts have typically had a one-year term and were cancellable with 30 days’ notice. Beginning in the first quarter of 2021, our default platform subscription contract has had a multi-year term and does not allow termination for convenience, though each contract has and can be negotiated with varying term lengths, with or without a termination for convenience clause. Clients are invoiced each month for the services provided in accordance with the stated terms of their service contracts. Fees for partial term service contracts are prorated, as applicable. Payment of fees are due from clients within 30 days of the invoice date. The Company does not provide financing to clients. The Company determines revenue recognition through the following five-step framework:

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

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of December 31, 2022 and December 31, 2021 was $31.1 million and $23.4 million, respectively. The Company expects to recognize this amount over the next one to five years.

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following table:

	Year Ended December 31,
	2022		2021		2020
Geographic Region	Amount	Percent	Amount	Percent	Amount	Percent
Americas*	$95,122	63.3%	$72,994	65.3%	$54,057	67.9%
Europe, Middle East and Africa (EMEA)	20,051	13.3%	13,491	12.1%	8,748	11.0%
Asia Pacific (APAC)	35,176	23.4%	25,215	22.6%	16,760	21.1%
Total revenues	$150,349	100.0%	$111,700	100.0%	$79,565	100.0%

*	Includes revenues in the United States (country of domicile) of $92.8 million, $71.9 million and $53.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred commissions

The Company pays sales commissions for initial contracts and expansions of existing contracts with customers. These commissions earned by certain of our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our standard contract terms and conditions, rate of technological change, and other factors. Amortization expense is included in sales and marketing expense in the accompanying consolidated statements of operations.

The balance of deferred commissions as of December 31, 2022 and December 31, 2021 was $2.8 million and $1.7 million, respectively, and is included in Other assets and Other current assets on the Consolidated Balance Sheets.  The amount of amortization expense recognized during the years ended December 31, 2022 and 2021 was $845 thousand and $228 thousand, respectively.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Cost of revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of the Company’s software and services, including base salaries, bonuses, employee benefits and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead and certain direct data and hosting costs.

Technology and Development

Technology and development expenses consist primarily of employee-related expenses for the Company’s software development. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies, and ongoing refinement of the Company’s existing solutions. Technology and development expenses, other than internal-use software costs qualifying for capitalization, including costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred were approximately $1.5    million, $1.2 million and $1.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Equity-Based Compensation

Prior to the IPO, the Company had a Change in Control Bonus Plan (the “Pre-IPO Plan”) for certain members of the Company’s management (“Plan Participants”) that provided for the payment of a cash bonus based on a specified number of Management Incentive Award Units (“Award Units”) in the event of a change in control (“CiC”) transaction (i.e., a liquidity event), as defined by the Company’s Operating Agreement. As of December 31, 2020, the Company did not record a liability for payments under the Pre-IPO Plan as the timing of any future CiC transaction or amount of Award Units to be paid to Plan Participants was not probable or estimable.

In October 2021, the Company's board of managers elected to terminate the Change in Control Bonus Plan (and all Award Units issued thereunder) upon effectiveness of the registration statement for the IPO. In connection with the IPO, we adopted the 2021 Stock Option and Incentive Plan, or 2021 Plan.  The 2021 Plan allows our compensation committee to make incentive awards to our officers, employees, directors and service providers.  We also adopted the 2021 Employee Stock Purchase Plan, or 2021 ESPP. The Company measures stock compensation expense for its share-based payment awards at fair value on the grant date. The fair value of share-based payment awards is determined using the fair market value of the underlying Class A common stock on the date of grant. The Company applied a discount for lack of marketability, estimated using the Finnerty Model, to the fair value of awards with post-vesting restrictions, which includes the vested shares of Class A common stock and the contingently issuable shares (the “Contingently Issuable Shares”) of Class A common stock issued on the IPO effectiveness date.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

Loss per share

Loss per share is computed by dividing net loss attributable to the Company by the number of weighted average shares of Class A common stock outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to the Company by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on loss per share. See Note 11, Loss Per Class A Common Share for further discussion.

All earnings (loss) for the period prior to the IPO were entirely allocable to Enfusion LLC, Ltd. and its historic non-controlling interest. Due to the impact of the Reorganization Transactions, the Company’s capital structure for the pre- and post-IPO periods is not comparable. As a result, the presentation of earnings (loss) per share for the periods prior to the IPO and Organizational Transactions is not meaningful and only loss per share for the period subsequent to the IPO and Organizational Transactions is presented herein.

Non-controlling interest

Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. As noted above, on October 25, 2021, Enfusion US 1, Inc., a newly-formed wholly owned subsidiary of Enfusion, Inc., became the sole managing member of Enfusion Ltd. LLC in connection with the Reorganization Transactions. As of December 31, 2022, we hold approximately 62% of the outstanding LLC Units of Enfusion Ltd. LLC, and approximately 38% of the outstanding LLC Units of Enfusion Ltd. LLC are held by Pre-IPO Common Unitholders. Therefore, we report non-controlling interests based on LLC Units of Enfusion Ltd. LLC held by the Pre-IPO Common Unitholders. on our consolidated balance sheet as of December 31, 2022. Income or loss attributed to the non-controlling interest in Enfusion Ltd. LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and consolidated statements of comprehensive income (loss).

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

Tax Receivable Agreement (TRA)

The Company accounts for amounts payable under the TRA in accordance with ASC 450, Contingencies. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the agreement. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the TRA could adjust the Tax receivable agreement liabilities recognized on the Consolidated Balance Sheets. Subsequent changes in the fair value of the Tax receivable agreement liabilities between reporting periods, as well as any interest accrued on the TRA between the Company's annual tax filing date and the TRA payment date, are recognized in the Consolidated Statements of Operations.  As of December 31, 2022 and 2021, the Company has not recorded a liability under the TRA.

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

Accounts Receivable

As of December 31, 2022 and 2021, no individual client represented more than 10% of accounts receivable. For the years ended December 31, 2022, 2021 and 2020, no individual client represented more than 10% of the Company’s total revenues.

Translation of Foreign Currencies

Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results from operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in accumulated other comprehensive loss in the consolidated balance sheets.

Foreign currency intercompany balances that remain unsettled at the end of each period are translated using the exchange rates in effect at the balance sheet date. The effects of exchange rate fluctuations on translating foreign currency intercompany assets and liabilities into U.S. dollars are recorded as other (expense) income in the Consolidated Statements of Operations.

Recently Adopted Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet (with the exception of short-term leases) and disclosure of key information about leasing arrangements (with the exception of short-term leases). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new Leases (Topic 842) standard. ASU 2016-02, as subsequently amended for various technical issues, was effective for private companies and emerging growth companies in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. The Company elected the optional transition

ENFUSION, INC.

Notes to Consolidated Financial Statements

method and adopted the new guidance on January 1, 2022 (“the adoption date”), on a modified retrospective basis, with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all arrangements at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $9.1 million and liabilities of $9.5 million as of the adoption date, with no cumulative effect adjustment to equity as of the adoption date.  Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows. See Note 6 - Leases for additional information.

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

Recent Accounting Pronouncements Not Yet Adopted

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

Note 4   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Computer equipment	$17,496	$14,163
Software development costs	9,406	4,866
Leasehold improvements	1,831	1,947
Furniture and fixtures	433	540
Total property and equipment, cost	29,166	21,516
Less accumulated depreciation and amortization	(13,407)	(8,465)
Total property and equipment, net	$15,759	$13,051

As of December 31, 2022 and 2021, property and equipment, net located in the United States was $13.7 million and $10.4 million, respectively. The remainder was located in our various international locations. Included in property and equipment are the capitalized costs of software developed and maintained for internal use. Software development costs capitalized during the years ended December 31, 2022 and 2021 were $4.5 million and $2.0 million, respectively.

Depreciation and amortization expense related to property and equipment, excluding software development costs, was $3.3 million, $2.4 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense related to software development costs was $2.2 million, $1.3 million and $759 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Estimated future amortization of capitalized software development costs are as follows (in thousands):

Year ending December 31,	Amount
2023	$2,376
2024	1,807
2025	648
Total	$4,831

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$10,268	$3,180
Accrued expenses and other	1,112	1,182
Accrued taxes	285	1,216
Total accrued expenses and other current liabilities	$11,665	$5,578

The Company’s accrued expenses and other current liabilities consist primarily of employee incentive compensation plans. The Company accrues over the course of the year the annual discretionary bonuses earned by employees during the year but paid in the following year. Accrued compensation includes bonuses due to employees of $7.8 million and $0 as of December 31, 2022 and 2021, respectively.

Note 6   Leases

The Company adopted ASU No. 2016-02 “Leases (Topic 842)” on January 1, 2022, resulting in the recognition of right-of-use assets of $9.1 million and lease liabilities of $9.5 million. The Company enters into leases for office space and data centers.  A number of the leases include one or more options to renew the lease terms or not terminate the lease. The exercise of these options is at the Company’s discretion and is therefore recognized on the balance sheet when it is reasonably certain the Company will exercise such options. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date.

All of the Company’s leases are considered operating leases. The Company had no finance leases as of and for the year ended December 31, 2022.

As of December 31, 2022, the Company’s right-of use assets and liabilities for operating leases were as follows:

Right-of-use asset, net	$6,732

Current portion of lease liabilities	$4,030
Lease liabilities, net of current portion	2,959
$6,989

ENFUSION, INC.

Notes to Consolidated Financial Statements

Lease commitments as of December 31, 2022 were as follows:

Year Ending December 31,	Amount
2023	$4,244
2024	2,176
2025	882
Total lease commitments	$7,302
Less: Interest	(313)
Present value of lease liabilities	$6,989

The components of the Company’s operating lease cost for the twelve months ended December 31, 2022 were as follows:

Operating lease cost	5,053
Variable lease cost	828
Total lease cost	$5,881

Variable lease costs are comprised of costs, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance, that are not included in the lease liability and are recognized in the period in which they are incurred.

As of December 31, 2022, the weighted-average remaining lease term for operating leases was 1.84 years and the weighted-average discount rate for operating leases was 4.43%.

The Company had entered into operating leases for international office spaces and data centers that were yet to commence as of December 31, 2022.

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	5,111
Right-of-use assets obtained in exchange for lease liabilities	9,514

Future aggregate minimum rental payments under the noncancelable operating leases and service agreements as of December 31, 2021, prior to the Company’s adoption of the new lease standard, were as follows:

		Service
Years Ending December 31,	Operating Leases	Agreements	Total
2022	$4,384	$470	$4,854
2023	3,291	19	3,310
2024	2,385	—	2,385
2025	901	—	901
Total	$10,961	$489	$11,450

Under Accounting Standards Codification 840, the previous lease standard, total expense for lease arrangements was $3.9 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively, and is included in Cost of revenues and Operating expenses. Total expense related to the service agreements was $1.1 million and $841 thousand for the years ended December 31, 2021 and 2020, respectively, and is included in Cost of revenues.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Note 7   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. A description of a contingent payment arrangement under the Company’s Tax Receivable Agreement is included in Note 13 – Related Party Transactions. No accruals for contingencies were recorded as of December 31, 2022 and December 31, 2021, respectively.

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

As a limited liability company, Enfusion Ltd. LLC issued more than one class of Units. The Class A Units were considered to be Members’ Equity, whereas all of the other Unit classes were considered to be Preferred Units because of provisions in the Company’s former Operating Agreement that conferred certain rights and privileges to the members owning these Units, such as voting rights, redemption rights and liquidation preferences.

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

Preferred Stock

Our board of directors have the authority, without further action by our stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These

ENFUSION, INC.

Notes to Consolidated Financial Statements

rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock.  As of December 31, 2022 and 2021, the Company has not issued any shares of preferred stock nor has our board of directors established the rights and privileges related to any series of preferred stock.

Note 9  Management Incentive Plan and Stock-Based Compensation

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

In anticipation of the Company’s IPO, in October 2021 the Company's board of managers elected to terminate the Pre-IPO Plan (and all Award Units issued thereunder) upon effectiveness of the registration statement for the IPO (the “IPO effectiveness date”). Holders of Award Units that were still employed as of the IPO date were granted one or more of the following:

●	The vested shares of Class A common stock as of IPO effectiveness date (“IPO vested Class A common stock”) that will be issued to Plan Participants prior to the second anniversary of the IPO. No future service is required to receive the IPO vested Class A common stock. Because there is no ongoing service requirement associated with these awards, the Company recognized stock compensation expense for these awards on the IPO effectiveness date. The amount of stock compensation expense recognized for these awards was $237.3 million in 2021, which is equal to the fair value of the shares of the IPO vested Class A common stock, after applying a discount for lack of marketability due to the post-vesting restriction.

●	Shares of Class A common stock that vested within one year of the IPO date are referred to as Contingently Issuable Shares due to continued employment requirements. Of these shares, 7.5% was distributed in 2022. The remaining 92.5% of these shares will be issued prior to second anniversaries of the IPO effectiveness date. Stock compensation expense associated with these awards is recognized by the Company on a straight-line basis over the requisite service period for the entire award, beginning on the IPO effectiveness date. The amount of stock compensation expense recognized for these awards was $10.2 million in 2022 and $16.7 million in 2021, respectively, which is equal to the fair value of the shares of the IPO vested Class A common stock, after applying a discount for lack of marketability due to the post-vesting restriction.

●	Restricted stock units (“RSUs”) granted to executive and non-executive employees that will vest ratably over a period of up to four years subject to the Plan Participant’s continued employment. Stock compensation expense associated with these awards is recognized by the Company on a straight-line basis over the requisite service period for the entire award, beginning on the IPO effectiveness date. The amount of stock compensation expense recognized for these awards was $13.2 million in 2022 and $4.5 million in 2021, respectively.

●	RSU’s that will vest ratably over a period of up to four years that are subject to a market condition and the Plan Participant’s continued employment. The market condition is the achievement of certain market capitalization targets by the Company at specified measurement dates (“market capitalization hurdle”). The Company determined the fair value of these RSUs using a Monte Carlo simulation. The Company recognizes stock compensation expense on a straight-line basis over the implied service period for each tranche of the award, as if the award were in-substance multiple awards.

ENFUSION, INC.

Notes to Consolidated Financial Statements

In addition to the shares of Class A common stock and RSUs granted to employees that were Plan Participants in the Pre-IPO Plan, the Company agreed to issue 2,047,064 shares of Class A common stock to an employee in exchange for termination of a profit sharing agreement. These shares will be issued to the employee between the first and second anniversaries of the IPO effectiveness date. The fair value of these shares, after applying a discount for lack of marketability due to the post-vesting restriction, is $31.2 million. This amount was recognized as compensation expense on the IPO effectiveness date in 2021.

For the vested shares of Class A common stock and the Contingently Issuable Shares of Class A common stock issued on the IPO effectiveness date, the Company applied a discount for lack of marketability, estimated using the Finnerty Model, to the fair value of awards with post-vesting restrictions.

2021 Stock Option and Incentive Plan

In conjunction with the IPO, the Company established the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective upon the date immediately preceding the IPO effectiveness date. The Company has initially reserved 26,400,000 shares of Class A common stock for the issuance of awards under the 2021 Plan, inclusive of awards granted to Plan Participants of the Pre-IPO Plan. The 2021 Plan provides that the number of shares of Class A common stock reserved and available for issuance under the 2021 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 3% of the outstanding number of shares of our Class A and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee, or the Annual Increase. The 2021 Plan provides for potential grants of the following awards: (i) stock options, (ii) RSUs, (iii) unrestricted shares, and (iv) stock appreciation rights. Awards granted to date under the 2021 Plan are in the form of RSUs that vest in equal annual installments over four years, subject to the employee’s continued employment. The Company recognizes stock compensation expense for these RSUs on a straight-line basis over the requisite service period for the entire award.  The amount of stock compensation expense recognized for these awards was $1.5 million in 2022 and $100 thousand in 2021, respectively.

The Company measures stock compensation expense for its share-based payment awards at fair value on the grant date. For RSUs which vesting is not subject to the achievement of a market capitalization hurdle or achievement of a specified share price, the fair value of share-based payment awards is determined using the fair market value of the underlying Class A common stock on the date of grant.

The expected term of the Company’s stock options was determined utilizing the simplified method, due to lack of historical exercise data. The expected volatility was determined using a weighted-average of the historical volatility measures of a group of guideline companies and the Company's own historical volatility.

During the year ended December 31, 2022, there were 84,000 stock options granted under the 2021 Plan, at a weighted average exercise price of $9.86 per option. During the year ended December 31, 2022, 40,000 stock options were forfeited. As of December 31, 2022, there was approximately $227 thousand of unrecognized equity-based compensation expense related to the remaining stock options issued during 2022, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The total expense for stock options was immaterial for the year ended December 31, 2022. The assumptions used for the options granted under the Plan during the year ended December 31, 2022 were as follows:

Expected volatility	64.54%
Expected term of award	6.5 years
Risk-free rate	3.39%
Dividend yield	0.00%

ENFUSION, INC.

Notes to Consolidated Financial Statements

Performance-based RSUs

For RSUs for which vesting is subject to the achievement of a market capitalization hurdle or specified price of the Company’s shares, the Company determines the fair value of these RSUs using a Monte Carlo simulation. The Monte Carlo simulations used to estimate the fair value include subjective assumptions, including the fair value of the underlying common stock, expected volatility of the price of the Company’s common stock, risk-free interest rate, expected dividend yield of common stock, and the Company’s cost of equity capital.

The assumptions used in the Monte Carlo simulations for the RSUs granted on the IPO effectiveness date were as follows:

Fair value of common stock (per share)	17.00
Expected volatility	48.20%
Risk-free rate	1.65%
Dividend yield	0.00%
Cost of equity capital	11.20%

In the fourth quarter of 2022, 250,000 RSUs were granted.  Based on the award agreement, the RSUs will vest following the achievement of specified prices of the Company’s Class A shares.  For these RSUs, the assumptions used in the Monte Carlo simulations were as follows:

Fair value of common stock (per share)	8.92
Expected volatility	53.40%
Risk-free rate	3.98%
Dividend yield	0.00%
Cost of equity capital	13.50%

The following summarizes the Company’s share-based payment award activity for all IPO Vested Class A Common Stock, RSUs and stock options for the year ended December 31, 2022:

	IPO Vested Class A Common Stock and RSUs		Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2021	-	-
Granted during the period	22,213,282	$15.53
Forfeited during the period	(35,139)	16.85
Vested and issued during the period (b)	(621,510)	15.27
Outstanding as of December 31, 2021	21,556,633	15.57	-	-
Granted during the period (a)	1,428,798	10.08	84,000	9.86
Forfeited during the period (c)	(1,167,377)	16.34	(40,000)	9.86
Vested and issued during the period (b)	(1,593,602)	15.48	-	-
Outstanding as of December 31, 2022	20,224,452	$15.15	44,000	9.86	9.46
Vested as of December 31, 2022	17,225,377		-	-
Unvested as of December 31, 2022	2,999,075		44,000	9.86

(a)	Includes 250,000 performance-based RSUs.
(b)	Includes shares issued and net settled to satisfy tax withholding obligations.
(c)	Includes forfeitures upon CEO transition.

ENFUSION, INC.

Notes to Consolidated Financial Statements

The Company recognized total stock compensation expense, including RSUs and stock options, for the years ended December 31, 2022 and 2021 of approximately $25 million and $289.8 million, respectively, in the consolidated Statements of Operations. In addition, the Company capitalized $600 thousand of stock compensation to capitalized software development costs for the year ended December 31, 2022. In connection with obligations to issue Class A common stock to former holders of Award Units under the Pre-IPO Plan and holders of vested RSUs, the Company paid approximately $8.6 million and $15.1 million of tax withholding obligations for federal payroll taxes in the years ended December 31, 2022 and 2021, respectively.  Of those amounts, approximately $8 million and $10.6 million related to employee payroll tax withholdings and have accordingly been recorded as a reduction to Additional Paid-In Capital in the respective years.

The Company’s stock compensation expense was recognized in the following captions within the consolidated statements of operations:

(in thousands)	Year Ended
	December 31, 2022	December 31, 2021
Cost of revenues	$1,421	$377
General and administrative	14,130	112,829
Sales and marketing	5,875	36,312
Technology and development	3,567	140,285
Total stock compensation expense	$24,993	$289,803

Total unrecognized stock compensation expense related to unvested RSUs and stock options was $23.1 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 2 years.

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

Under the 2021 ESPP, eligible employees may be granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. As of December 31, 2022 and 2021, no options were granted to employees under the 2021 ESPP.

Note 10  Employee Benefit Plans

The Company sponsors a 401(k) Plan that covers substantially all full-time United States employees who meet eligibility requirements. The Company makes matching contributions equal to 50% of the wages that are deferred by employees, and the matching contribution is capped at 3% of wages. The Company made contributions of $584 thousand, $452 thousand, and $345 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.  The Company also sponsors various other benefit plans for its employees of certain international subsidiaries.  The Company’s contributions to these plans are immaterial for the periods presented.

Note 11  Loss Per Class A Common Share

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

Prior to the IPO, the Enfusion, LLC membership structure included Common Units and multiple classes of Preferred Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these Consolidated Financial Statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 20, 2021. The basic and diluted earnings per share represent only year ended December 31, 2022, and the period from October 21, 2021 to December 31, 2021.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Year Ended
(in thousands, except per share amounts)	December 31, 2022	December 31, 2021
Net loss	$(13,263)	$(282,242)
Less: Net income attributable to Enfusion, Inc. prior to the IPO	-	(12,892)
Less: Net loss attributable to non-controlling interests	5,609	123,925
Net loss attributable to Enfusion, Inc.	$(7,654)	$(171,209)
Numerator:
Net loss attributable to Enfusion, Inc.	$(7,654)	$(171,209)
Adjustment to loss attributable to common stockholders	(954)	(16,580)
Numerator for Basic and Diluted Earnings per Share	$(8,608)	$(187,789)
Denominator:
Weighted-average shares of Class A common stock outstanding	67,057	65,583
Vested shares of Class A common stock and RSUs	18,336	17,462
Weighted-average shares of Class A common stock outstanding--basic and diluted	85,393	83,045
Net loss per share of Class A common stock--Basic and diluted	$(0.10)	$(2.26)

The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Class B common stock	43,199	47,471
Contingently issuable shares of Class A common stock	-	1,726
Restricted stock units	2,999	2,905
Stock options	44	-
	46,242	52,102

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

Note 12  Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes on the income allocated to it from Enfusion Ltd. LLC  based upon the Company’s economic interest in Enfusion Ltd. LLC. The Company is the sole managing member of Enfusion Ltd. LLC and, as a result, consolidates the financial results of Enfusion Ltd. LLC.

ENFUSION, INC.

Notes to Consolidated Financial Statements

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

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(16,201)	$(279,990)	$3,130
Foreign	4,012	(1,673)	1,364
Total	$(12,189)	$(281,663)	$4,494

The income before income taxes above includes the pre- and post-IPO periods for the year ended  December 31, 2021.

Prior to the IPO, the Company, through its subsidiary, Enfusion Ltd. LLC, was structured as a partnership and therefore, was primarily subject to foreign income taxes and generally not subject to U.S. income taxes. As a result of the Reorganization Transactions, the Company is now taxed as a corporation and subject to U.S. federal, state, local and foreign taxes. Significant components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
U.S. Federal	$-	$-	$-
State & Local	-	-	-
Foreign	1,347	228	433
Total Current Income Tax Expense	1,347	228	433
Deferred
U.S. Federal	-	-	-
State & Local	-	-	-
Foreign	(273)	351	-
Total Deferred Income Tax (Benefit) Expense	(273)	351	-
Total	$1,074	$579	$433

ENFUSION, INC.

Notes to Consolidated Financial Statements

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax (expense) benefit was as follows:

	2022	2021	2020
At U.S. Federal statutory tax rate	21.00%	21.00%	21.00%
State Tax, Net of Federal Benefit	3.14%	4.28%	-%
Noncontrolling Interest	(8.85)%	(9.20)%	-%
Foreign Branch Taxes	(8.24)%	(0.28)%	9.64%
Equity Based Compensation	(10.63)%	(2.49)%	-%
Foreign Rate Differential	0.48%	0.04%	(1.14)%
Valuation Allowance	50.56%	(14.51)%	-%
Change in Tax Rates	(59.22)%	-%	-%
Pass-through Loss (Income)	-%	0.91%	(19.86)%
Return to Provision	4.03%	0.08%	-%
Other	(1.08)%	(0.04)%	-%
Total	(8.81)%	(0.21)%	9.64%

The Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020 was (8.81)%, (0.21)%, and 9.64%, respectively.  The most significant items impacting the effective tax rate are explained below.

Pass-through Loss (Income)

Prior to the Reorganization Transactions, Enfusion Ltd. LLC was the reporting entity, which is treated as a flow-through entity for U.S. tax purposes. The income or losses generated are generally not taxed at the Enfusion Ltd. LLC level and instead flow through to its various members. The U.S. federal tax impact of the pre-tax book income attributable to Enfusion Ltd. LLC prior to the completion of the IPO was $2.6 million, and $0.9 million for the years ended December 31, 2021 and 2020.

Noncontrolling Interest

The Company’s sole material asset is a financial interest in Enfusion Ltd. LLC. While the Company consolidates Enfusion Ltd. LLC for financial reporting purposes, the Company will only be taxed on (benefit from) its share of earnings (losses) of Enfusion Ltd. LLC not attributed to the noncontrolling interest holders. Since noncontrolling interest holders will continue to bear (benefit from) their share of income tax expense (benefit) on its allocable earnings (losses) of Enfusion Ltd. LLC, that share of income tax expense (benefit) is not reported by the Company in its consolidated financial statements. The U.S. federal tax benefit not attributable to the Company for the years ended December 31, 2022 and 2021 was $1.1 million and $25.9 million, respectively.

Equity-Based Compensation

As a result of the Reorganization Transactions, a significant portion of the Company’s certain equity-based compensation expenses will be allocated to the noncontrolling interest holders and therefore will not be deductible to the Company. The remaining portion of these expenses will be subject to the tax deduction limits as established by the U.S. tax law in respect of the executive compensation. The U.S. federal tax impact of the non-deductible equity-based compensation for the years ended December 31, 2022 and 2021 was $1.3 million and $2.5 million, respectively.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Valuation Allowance

The Company’s net deferred tax benefit (expense) for the years ended December 31, 2022 and 2021 of $(6.2) million and $40.8 million was fully offset by the valuation allowance recorded (released) in the consolidated statement of operations for each respective year.

Foreign Branch Taxes

The Company has foreign operations that are treated as branches for U.S. tax purposes and are also subject to income taxes in those foreign jurisdictions. For the years ending December 31, 2022, 2021 and 2020 the Company recorded $1.0 million, $0.6 million, and $0.4 million in foreign income taxes related to the pre-tax income of its branches.

Return to Provision

For the years ended December 31, 2022 and 2021 the Company recorded a tax benefit of $0.5 million and $0.2 million, respectively in relation to its filed or expected to be filed U.S. and foreign income tax returns. These true-up adjustments are attributable to actual results in the Company’s tax filings as compared to the estimates included in our previously issued Consolidated Financial Statements.

Change in Tax Rates

As of December 31, 2022, the Company reduced its deferred tax assets by $7.2 million to reflect a decrease in the estimated U.S. state tax rate caused by a change in the overall mix of our U.S. earnings by state.

ENFUSION, INC.

Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets
Investment in Enfusion Ltd. LLC	$86,117	$80,124
Equity Based Compensation	37,912	38,362
Net Operating Losses	9,358	5,475
Other	794	565
Total Deferred Tax Assets	134,181	124,526
Valuation Allowance	(133,689)	(124,526)
Total Deferred Tax Assets Net of Valuation Allowance	492	-
Deferred tax liabilities	-	-
Property, Plant, and Equipment	(77)	(351)
Total Deferred Tax Liabilities	(77)	(351)
Net Deferred Tax Assets	$415	$(351)

The Company’s deferred tax assets are comprised primarily of basis difference in Enfusion Ltd. LLC, equity-based compensation expense and tax attribute carryforwards. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on the Company’s income tax returns. Management determined that its deferred tax assets are not more likely than not going to be realized due to the Company’s three-year cumulative loss position and the generation of future taxable income is uncertain. Considering this and other factors, the Company recognized a full valuation allowance of $133.6 and $124.5 million as of December 31, 2022 and 2021, respectively. The total amount of valuation allowance recorded to additional paid-in capital as a result of the Reorganization Transactions, IPO and the Company’s purchase of additional Enfusion Ltd. LLC units during the year ended December 31, 2021 was $83.1 million.

As of December 31, 2022, the Company had U.S. federal net operating losses of $33.2 million which can be carried forward indefinitely. The Company had state net operating losses of $31.2 million that expire between 2041 and 2042.

As of December 31, 2022, the Company is not indefinitely reinvested on undistributed earnings from its foreign operations. Due to the Company's structure, the foreign operations do not qualify for the indefinite reinvestment exceptions under ASC 740-30 as the earnings from the foreign operations are subject to U.S. taxation. However, the exception may still apply to foreign withholding taxes due to dividend distributions of earnings from the Company's foreign affiliates. The Company has no plans to make distributions from its foreign operations in the future and, therefore, a deferred tax liability has not been recognized. A determination of the unrecognized deferred taxes is not practicable.

A summary of the Company’s uncertain tax positions is as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$119	$-	$-
Increases for tax positions related to the current year	-	30	-
Increases (decreases) for tax positions of prior years	-	89	-
Ending balance	$119	$119	$-
Interest and penalties	$65	$65	$-

Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2022, we accrued $65 thousand of interest and penalties.

ENFUSION, INC.

Notes to Consolidated Financial Statements

We can be subject to routine income tax examinations in the U.S. federal, state, local and foreign jurisdictions for tax years 2017 and forward. At December 31, 2022, the Company is not under income tax audit in any of the jurisdictions in which it operates.

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

In the year ended December 31, 2022, the Company purchased an aggregate of 4,272,204 Enfusion Ltd. LLC units in connection with the exchange of those units by the Pre-IPO common unit holders and retirement of six Class B common shares, which resulted in an increase of $48.0 million in the tax basis of the net assets of Enfusion Ltd. LLC that would be subject to the provisions of the Tax Receivable Agreement in the years ended December 31, 2021 and 2022, respectively.

As of December 31, 2022 and 2021, the Company has not recorded a liability under the Tax Receivable Agreement related to the tax benefits originating from the Reorganization Transactions, IPO and subsequent purchase of Enfusion Ltd. LLC units as it is not probable that the Company will realize such tax benefits.  To the extent we had determined that we would have been able to realize the tax benefits associated with the basis adjustments, we would have recorded a liability under the Tax Receivable Agreement of $83.2 million and $74.7 million as of December 31, 2022 and 2021, respectively.

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

Note 13  Related Party Transactions

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

In connection with the IPO, the Company entered into the Tax Receivable Agreement with certain of the Pre-IPO Owners, which provides for the payment by Enfusion Inc. of 85% of certain cash tax benefits that Enfusion, Inc. actually realizes, or in some cases is deemed to realize. As of December 31, 2022 and December 31, 2021, the Company has not recorded a liability under the Tax Receivable Agreement related to the tax benefits originating from the Reorganization Transactions, IPO and subsequent purchase of Enfusion Ltd. LLC units during the year ended December 31, 2021 as it is not probable that the Company will realize such tax benefits.

Pre-IPO Common Unitholders delivered exchange notices pursuant to Article XII of the LLC Operating Agreement on each of May 6, 2022, October 12, 2022 and November 14, 2022, relating to the respective exchanges of 1,401,818, 1,000,000 and 1,870,386 Common Units and an equal number of shares of class B common stock for an equal number of shares of Class A common stock.

On May 13, 2022, October 12, 2022, and November 14, 2022 and pursuant to the terms of the LLC Operating Agreement, the exchanging Pre-IPO Common Unitholders respectively surrendered 1,401,818, 1,000,000 and 1,870,386 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company respectively issued 1,401,818, 1,000,000 and 1,870,386 shares of Class A common stock to the exchanging Pre-IPO Common Unitholder, canceled an equal number of Class B Common Stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,401,818, 1,000,000 and 1,870,386, respectively.

On June 1, 2021, the Company entered into a Master Services Agreement (the “MSA”) with Quiet Light Securities, LLC (“QL”), an entity Mr. Movchan is the managing member of. The terms of the MSA were negotiated with QL on an arm’s-length basis and on terms consistent with other clients of Enfusion. The investment management platform services (the “Services”) the Company provides under the MSA to QL are consistent with the Services that the Company provides to its other clients. In exchange for such Services, QL, like the Company’s other clients, pays the Company a fee that corresponds to the specific Services utilized. In the 2022 fiscal year, during which Mr. Movchan was a Director and the CEO of the Company, as well as a beneficial owner of more than 5% of the Company’s issued and outstanding class B common stock, the Company received approximately $204,766 USD from QL under the MSA.

Note 14  Subsequent Events

Share Exchange

On February 13, 2023, a Pre-IPO Common Unitholder delivered an exchange notice pursuant to Article XII of the LLC Operating Agreement. Pursuant to the terms of the LLC Operating Agreement, on February 21, 2023, the Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B Common Stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2022 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

Item 14. Principal Accountant’s Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

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

4.2

Registration Rights Agreement, dated as of October 20, 2021, by and among the Registrant and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 30, 2022)..

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 30, 2022).

10.1#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259635), filed with the Securities and Exchange Commission on October 12, 2021).

10.2

Seventh Amended and Restated Operating Agreement of Enfusion Ltd. LLC, dated as of October 19, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 30, 2022).

10.3

Tax Receivable Agreement, dated as of October 19, 2021, by and among the Registrant and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 30, 2022).

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

10.6#*	Non-Employee Director Compensation Policy .
10.7#†

Employment Agreement, dated December 22, 2022, by and between Enfusion Ltd. LLC and Oleg Movchan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File 001-40949), filed with the Securities and Exchange Commission on December 22, 2022).

10.8#†

Employment Agreement, dated December 14, 2022, by and between Enfusion Ltd. LLC and Bradley Herring (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File 001-40949), filed with the Securities and Exchange Commission on December 19, 2022).

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

10.12#†

Employment Agreement, signed September 29, 2021, by and between Enfusion Ltd. LLC and Bronwen Bastone (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File 001-40949), filed with the Securities and Exchange Commission on August 10, 2022).

10.13†

Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Bronwen Bastone (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File 001-40949), filed with the Securities and Exchange Commission on August 10, 2022).

10.14†

Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Steven Bachert (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File 001-40949), filed with the Securities and Exchange Commission on August 10, 2022).

10.15†

Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Lorelei Skillman (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File 001-40949), filed with the Securities and Exchange Commission on August 10, 2022).

10.16†

Amendment to Appendix 1 – Scope of Employment, dated July 1, 2022, by and between Enfusion Ltd. LLC and Daniel Groman (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File 001-40949), filed with the Securities and Exchange Commission on August 10, 2022).

10.17#†

Separation Agreement dated August 21, 2022 between the Company and Thomas Kim (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on August 22, 2022)

10.18†

Lease, dated March 6, 2017, by and between Registrant and 125 S. Clark (Chicago) SBE, LLC, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259635), filed with the Securities and Exchange Commission on September 28, 2021).

10.19

Amended and Restated Credit Agreement, dated October 19, 2021, by and among the Registrant, Enfusion Ltd. LLC, the lenders party thereto, and Silicon Valley Bank, as administrative agent and issuing lender (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 30, 2022).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, on March 10, 2023.

ENFUSION, INC.

By:	/s/ Oleg Movchan
Oleg Movchan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bradley Herring
Bradley Herring Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oleg Movchan and Bradley Herring, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual's substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 10, 2023 by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Oleg Movchan	Chief Executive Officer and Director	March 10, 2023
Oleg Movchan	(Principal Executive Officer)

/s/ Bradley Herring	Chief Financial Officer	March 10, 2023
Bradley Herring	(Principal Financial and Accounting Officer)

/s/ Michael Spellacy	Chair and Director	March 10, 2023
Michael Spellacy

/s/ Bradford E. Bernstein	Director	March 10, 2023
Bradford E. Bernstein

/s/ Kathleen Traynor DeRose	Director	March 10, 2023
Kathleen Traynor DeRose

/s/ Jan R. Hauser	Director	March 10, 2023
Jan R. Hauser

/s/ Lawrence Leibowitz	Director	March 10, 2023
Lawrence Leibowitz

/s/ Roy Luo	Director	March 10, 2023
Roy Luo

/s/ Deirdre Somers	Director	March 10, 2023
Deirdre Somers