Form 10-Q
period 2023-03-31
Enfusion, Inc.
filed 2023-05-09
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 7, 2023, the registrant had 116,286,201 shares of common stock outstanding, consisting of 75,087,434 outstanding shares of Class A common stock and 41,198,767 outstanding shares of Class B common stock.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENFUSION, INC.

Condensed Consolidated Interim Balance Sheets

(dollars in thousands, except per share amounts)

	As of	As of
	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,598	$62,545
Accounts receivable, net	24,356	25,855
Prepaid expenses	5,600	6,105
Other current assets	2,093	2,303
Total current assets	86,647	96,808
Property and equipment, net	16,879	15,759
Right-of-use-assets, net	13,438	6,732
Other assets	4,529	4,484
Total assets	$121,493	$123,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,290	$1,685
Accrued expenses and other current liabilities	7,403	11,665
Current portion of lease liabilities	5,013	4,030
Total current liabilities	13,706	17,380
Lease liabilities, net of current portion	8,642	2,959
Total liabilities	22,348	20,339
Stockholders' Equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 74,081,623 and 70,859,711 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	74	71
Class B common stock, $0.001 par value; 150,000,000 shares authorized, 41,198,767 and 43,198,767 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	41	43
Additional paid-in capital	240,075	244,260
Accumulated deficit	(176,012)	(178,863)
Accumulated other comprehensive loss	(473)	(504)
Total stockholders’ equity attributable to Enfusion, Inc.	63,705	65,007
Non-controlling interests	35,440	38,437
Total stockholders' equity	99,145	103,444
Total liabilities and stockholders' equity	$121,493	$123,783

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Platform subscriptions	$37,998	$31,551
Managed services	2,744	2,230
Other	229	360
Total revenues	40,971	34,141

COST OF REVENUES:
Platform subscriptions	11,675	9,311
Managed services	1,564	1,615
Other	63	57
Total cost of revenues	13,302	10,983
Gross profit	27,669	23,158

OPERATING EXPENSES:
General and administrative	14,473	22,295
Sales and marketing	4,086	8,432
Technology and development	4,431	4,802
Total operating expenses	22,990	35,529
Income (loss) from operations	4,679	(12,371)

NON-OPERATING INCOME (EXPENSE):
Other income (expense)	411	(3)
Total non-operating income (expense)	411	(3)

Income (loss) before income taxes	5,090	(12,374)
Income taxes	396	150
Net income (loss)	4,694	(12,524)
Net income (loss) attributable to non-controlling interests	1,749	(5,259)
Net income (loss) attributable to Enfusion, Inc.	$2,945	$(7,265)

Net income (loss) per Class A common shares attributable to Enfusion, Inc.:
Basic	$0.04	$(0.10)
Diluted	$0.04	$(0.10)
Weighted Average number of Class A common shares outstanding:
Basic	88,863	83,384
Diluted	132,346	83,384

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive Income (Loss)

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$4,694	$(12,524)
Other comprehensive income (loss), net of income tax:
Foreign currency translation gain (loss)	48	(86)
Total other comprehensive income (loss)	4,742	(12,610)
Comprehensive income (loss) attributable to non-controlling interests	1,766	(5,295)
Total comprehensive income (loss) attributable to Enfusion, Inc.	$2,976	$(7,315)

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars in thousands, except share units)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
January 1, 2023	70,859,711	$71	43,198,767	$43	$244,260	$(178,863)	$(504)	$38,437	$103,444
Net income	—	—	—	—	—	2,945	—	1,749	4,694
Stock-based compensation	—	—	—	—	(640)	—	—	(398)	(1,038)
Share exchange	2,000,000	2	(2,000,000)	(2)	1,376	—	—	(1,376)	—
Issuance of IPO vested Class A common stock and share-based awards	1,221,912	1	—	—	(1)	—	—	—	—
Cumulative impact of adopting ASU 2016-13	—	—	—	—	—	(94)	—	(55)	(149)
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	(4,739)	—	—	(2,840)	(7,579)
Foreign currency translation	—	—	—	—	—	—	31	17	48
Other	—	—	—	—	(181)	—	—	(94)	(275)
March 31, 2023	74,081,623	$74	41,198,767	$41	$240,075	$(176,012)	$(473)	$35,440	$99,145

January 1, 2022	65,583,289	$66	47,470,971	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441
Net loss	—	—	—	—	—	(7,265)	—	(5,259)	(12,524)
Stock-based compensation, net of taxes paid	—	—	—	—	6,890	—	—	4,987	11,877
Foreign currency translation loss	—	—	—	—	—	—	(50)	(36)	(86)
March 31, 2022	65,583,289	$66	47,470,971	$47	$233,607	$(178,474)	$(375)	$41,837	$96,708

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,694	$(12,524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash operating lease expense	(40)	—
Depreciation and amortization	1,868	1,340
Provision for credit losses	475	123
Amortization of debt-related costs	6	6
Stock-based compensation expense	(1,147)	12,682
Change in operating assets and liabilities:
Accounts receivable	878	(5,310)
Prepaid expenses and other assets	(1,153)	(13)
Accounts payable	(395)	(1,339)
Accrued expenses and other liabilities	(4,262)	938
Net cash provided by (used in) operating activities	924	(4,097)
Cash flows from investing activities:
Purchases of property and equipment	(2,550)	(3,171)
Net cash used in investing activities	(2,550)	(3,171)
Cash flows from financing activities:
Settlement of tax receivable acquired in reorganization transaction	1,501	—
Payment of withholding taxes on stock-based compensation	(7,579)	(805)
Other	(275)	—
Net cash used in financing activities	(6,353)	(805)
Effect of exchange rate changes on cash	32	(86)
Net decrease in cash	(7,947)	(8,159)
Cash and cash equivalents, beginning of period	62,545	64,365
Cash and cash equivalents, end of period	$54,598	$56,206
Supplemental disclosure of non-cash investing activities:
Capitalized stock-based compensation expense	$109	$—
Supplemental disclosure of cash flow information:
Income taxes paid in cash	$205	$265
Cash paid for amounts included in the measurement of lease liabilities	$1,478	$—

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

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc. and Enfusion US 3, Inc.; as well as a controlling financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacao Ltda, Enfusion (Australia) Pty. Ltd. and Enfusion (Shanghai) Co., Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income by the other common unitholders of Enfusion, Ltd. LLC. As of March 31, 2023, Enfusion, Inc. owned approximately 64.3% of Enfusion Ltd. LLC.

Note 2    Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023. The condensed consolidated interim financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited condensed consolidated interim financial statements include the accounts of Enfusion, Inc. and its wholly or majority-owned subsidiaries.  All intercompany balances and transactions are eliminated in consolidation.

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

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held as investments in money market funds are included within cash and cash equivalents.  As of March 31, 2023 and December 31, 2022, the Company had approximately $48 million and $50 million, respectively, invested in money market accounts.

Accounts Receivable Net of Allowance for Expected Credit Losses

Trade accounts receivable are recorded at the invoiced amount. Accounts receivable are presented net of an estimated allowance for expected credit losses. The Company maintains an allowance for expected credit losses as a reduction of trade accounts receivable’s amortized cost basis to present the net amount expected to be collected. The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) as of January 1, 2023, as described below. Prior to the adoption of ASC 326 the Company's allowance was based upon an analysis of past credit history and the current financial condition of the Company's customers, as well as the consideration of expected trends based upon characteristics of the accounts and general economic conditions. Under the application of ASC 326, the Company’s historical credit loss experience provides the basis for the estimation of expected credit losses.

In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the industry and geography of its customers. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

The following table summarizes the activity of the allowances applied to accounts receivable for the three months ended March 31, 2023 (in thousands):

Balance at December 31, 2022	1,611
Changes to the provision	1,459
Accounts written off, net of recoveries	(1,367)
Balance at March 31, 2023	$1,703

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

Service contracts with multiple performance obligations

Certain of our contracts provide for customers to be charged a fee for implementation services. In determining whether the implementation services, which frequently include configuration and/or interfacing, customer reporting, data migration/conversion, customizing user permissions and acceptance testing, end-user training, and establishing connections with third-party interfaces, are distinct from our platform subscription services, we consider, in addition to their complexity and level of customization, that these services are integral in delivering the customer desired output and are necessary for the customer to access and begin to use the hosted application. The implementation provider must be intimately familiar with our platform to effectively execute the customization required and no other entities have access to the source code. We have concluded that the implementation services in our service contracts with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of March 31, 2023 was $34.8 million and is expected to be recognized based on the below schedule (in thousands).

Remaining Performance Obligation	March 31, 2023
2023	$15,812
2024	13,914
2025	4,411
2026	618
2027	63
Total	$34,818

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following tables (in thousands):

	Three Months Ended March 31,
	2023		2022
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$25,572	62.4%	$21,938	64.3%
Europe, Middle East and Africa (EMEA)	5,903	14.4%	4,310	12.6%
Asia Pacific (APAC)	9,496	23.2%	7,893	23.1%
Total revenues	$40,971	100.0%	$34,141	100.0%

*	The Company’s total revenues in the United States were $25.0 million and $21.5 million for the three months ended March 31, 2023 and 2022, respectively.

Accounts Receivable

As of March 31, 2023 and December 31, 2022, no individual client represented more than 10% of accounts receivable. For the three months ended March 31, 2023 and 2022, respectively, no individual client represented more than 10% of the Company’s total revenues.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 and ASU 2018-19, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The Company adopted this guidance effective January 1, 2023, and made changes to our accounting policies related to credit loss calculations, including the consideration of forecasted economic data and the pooling of financial assets with similar risk profiles. We adopted the new allowance for credit losses accounting standard on January 1, 2023 by means of a cumulative-effect adjustment, where we recognized the cumulative effect of initially applying the guidance as a $149 thousand addition to our existing reserve with an offsetting adjustment to retained earnings.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet (with the exception of short-term leases) and disclosure of key information about leasing arrangements (with the exception of short-term leases). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new Leases (Topic

842) standard. ASU 2016-02, as subsequently amended for various technical issues, was effective for private companies and emerging growth companies in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. The Company elected the optional transition method and adopted the new guidance on January 1, 2022 (“the adoption date”), on a modified retrospective basis, with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all arrangements at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $9.1 million and liabilities of $9.5 million as of the adoption date, with no cumulative effect adjustment to equity as of the adoption date.  Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Operations or Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

None.

Note 4   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$18,800	$17,496
Software development costs	10,766	9,406
Leasehold improvements	1,822	1,831
Furniture and fixtures	406	433
Total property and equipment, cost	31,794	29,166
Less accumulated depreciation and amortization	(14,915)	(13,407)
Total property and equipment, net	$16,879	$15,759

As of March 31, 2023 and December 31, 2022, property and equipment, net located in the United States was $15.2 million and $13.7 million, respectively. The remainder was located in our various international locations. Included in property and equipment are the capitalized costs of software development. Software development costs capitalized during the three months ended March 31, 2023 and 2022 were $1.2 million and $1.2 million, respectively.

Depreciation and amortization expense related to property and equipment, excluding software development costs, was $874 thousand and $768 thousand for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to software development costs was $697 thousand and $408 thousand for the three months ended March 31, 2023 and 2022, respectively.

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$4,877	$10,268
Accrued expenses and other	2,230	1,112
Accrued taxes	296	285
Total accrued expenses and other current liabilities	$7,403	$11,665

Accrued compensation includes accrued expenses for bonuses, sales commissions, compensated absences, and other compensation-related expenses.

Note 6   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. No accruals for contingencies were recorded as of March 31, 2023 and December 31, 2022, respectively.

Note 7    Stockholders’ Equity

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

Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of its capital stock. Holders of shares of the Company’s Class A common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors, and subject to the rights of the holders of one or more outstanding series of preferred stock, as applicable, having liquidation preferences, the holders of shares of the Company’s Class A common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Each share of the Company’s Class B common stock is entitled to one vote per share and is not convertible or exchangeable for a share of Class A common stock or any other security. Holders of the Company’s Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution or winding up of Enfusion, Inc.

Preferred Stock

The Company’s board of directors have the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of March 31, 2023, the Company has not issued any shares of preferred stock nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 8 Stock-Based Compensation

Stock-based compensation expense for the quarters ended March 31, 2023 and 2022 was ($1.1) million and $12.7 million, respectively. During the quarter ended March 31, 2023, the Company reversed previously recognized stock-based compensation expense aggregating to $4.5 million in connection with forfeiture of certain awards relating to employees that departed the Company during the quarter. The Company accounts for forfeitures as they occur.

The Company’s stock compensation (income) expense was recognized in the following captions within the consolidated statements of operations:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cost of revenues	$270	$354
General and administrative	(230)	8,938
Sales and marketing	(1,581)	1,993
Technology and development	394	1,397
Total stock compensation (income) expense	$(1,147)	$12,682

Stock compensation decreased $13.8 million from expense of $12.7 million during the period ended March 31, 2022 to income of $1.1 million during the period ended March 31, 2023.

2021 Employee Stock Purchase Plan

In connection with the IPO, the Company also adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP initially reserves and authorizes the issuance of up to a total of 150,000 shares of Class A common stock to participating employees. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the lesser of (i) 1% of the outstanding number of shares of our Class A common stock and Class B common stock on the immediately preceding December 31 or (ii) such lesser number of shares of Class A common stock as determined by the administrator of the 2021 ESPP. Under the 2021 ESPP, eligible employees may be granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. No options have been granted under this plan in the quarters ended March 31, 2022 and March 31, 2023.

2021 Stock Option and Incentive Plan

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

Restricted stock units

During the three months ended March 31, 2023, there were 597,034 restricted stock units (“RSUs”) granted under the Plan, at a weighted average exercise price of $10.99. Total unrecognized stock compensation expense related to unvested RSUs was $21.8 million as of March 31, 2023, which is expected to be recognized over a weighted-average period of 2.5 years.

Stock options

During the three months ended March 31, 2023, 71,004 options were granted under the Plan, at a weighted average exercise price of $11.06 per option.  During the three months ended March 31, 2023, 31,474 stock options were forfeited. As of March 31, 2023, there was approximately $0.5 million of unrecognized equity-based compensation expense related to the remaining stock options issued, which is expected to be recognized over a weighted-average period of approximately 2.8 years. During the three months ended March 31, 2022, no stock options were granted under the Plan and no stock options were forfeited.

The assumptions used for the options granted under the Plan during the three months ended March 31, 2023 were as follows:

Assumptions
Expected volatility	60.91%
Expected term of award	6.5 years
Risk-free rate	3.82%
Dividend yield	0.00%

Performance-based RSUs

No Performance-based RSUs were granted in the three-months ended March 31, 2023 and March 31, 2022 respectively. Total unrecognized stock compensation expense related to unvested performance stock units (“PSUs”) was $1.1 million as of March 31, 2023, which is expected to be recognized over a weighted-average period of 1.4 years.

Note 9  Net Income (Loss) Per Class A Common Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to Enfusion, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income (loss)	$4,694	$(12,524)
Less: Net (income) loss attributable to non-controlling interests	(1,749)	5,259
Net income (loss) attributable to Enfusion, Inc.	$2,945	$(7,265)
Numerator:
Net income (loss) attributable to Enfusion, Inc.	$2,945	$(7,265)
Adjustment to income (loss) attributable to common stockholders	226	(716)
Numerator for Basic Earnings per Share	$3,171	$(7,981)
Adjustment to Income for Dilutive Shares	1,523	-
Numerator for Diluted Earnings per Share	$4,694	$(7,981)
Denominator:
Weighted-average shares of Class A common stock outstanding	72,272	65,583
Vested shares of Class A common stock and RSUs	16,591	17,801
Weighted-average shares of Class A common stock outstanding--basic	88,863	83,384
Add: Dilutive Shares	43,483	-
Weighted-average shares of Class A common stock outstanding--diluted	132,346	83,384
Net income (loss) per share of Class A common stock--Basic	$0.04	$(0.10)
Net income (loss) per share of Class A common stock--Diluted	$0.04	$(0.10)

The following number of potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2023	2022
Class B common stock	-	47,471
Contingently issuable shares of Class A common stock	-	893
Restricted stock units	110	2,857
Stock options	84	-
	194	51,221

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be dilutive for the three months ended March 31, 2023, and have therefore been included in the computation of diluted earnings per share of Class A common stock. However, for the three months ended March 31, 2022, shares of Class B common stock were determined to be anti-dilutive, and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.

Note 10 Income Taxes

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

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 7.79% and (1.21)%, respectively. In the three months ended March 31, 2023 and 2022, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to income or loss attributable to non-controlling interest, changes in valuation allowance in the U.S. and foreign income taxes.

Note 11  Related Party Transactions

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

Pre-IPO Common Unitholders delivered exchange notices pursuant to Article XII of the LLC Operating Agreement on each of February 13, 2023 and March 21, 2023, relating to the respective exchanges of 1,000,000 and 1,000,000 Common Units and an equal number of shares of class B common stock for an equal number of shares of Class A common stock.

On February 21, 2023 and March 28, 2023, pursuant to the terms of the LLC Operating Agreement, the exchanging Pre-IPO Common Unitholders respectively surrendered 1,000,000 and 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company respectively issued 1,000,000 and

1,000,000 shares of Class A common stock to the exchanging Pre-IPO Common unitholder, canceled an equal number of Class B Common Stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000 and 1,000,000 respectively.

For a discussion of other related party transactions that occurred during the fiscal years ended December 31, 2021 and 2022, please refer to Note 13 – Related Party Transactions, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Note 12  Subsequent Events

Issuance of Shares

On April 25, 2023, the Company issued 1,396,648 shares of Class A common stock to the former U.S. and foreign holders of Award Units under the Company’s former Change in Control Bonus Plan.

The individual tax withholding obligations to be incurred in connection with the above issuances were satisfied through our withholding 571,325 shares from issuance (with a value as of the date of issuance that satisfies the withholding amount due), and using approximately $4.8 million of the Company’s cash to remit the related withholding tax amount to be applicable U.S. and foreign tax authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated interim financial statements and related notes and other financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to the historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the section titled “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

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

Our total revenues were approximately 99.4% and 98.9% recurring subscription-based during the three months ended March 31, 2023 and 2022, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed service fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. In research and development, we are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker reviews and assesses the performance of our business. Our total revenues were $41.0 million and $34.1 million for the three months ended March 31, 2023 and 2022, respectively. Platform subscriptions and managed services revenues were $40.7 million for the three months ended March 31, 2023, or approximately 99.4% of total revenues, up approximately 20.6% from $33.8 million for the three months ended March 31, 2022, or approximately 98.9% of total revenues. We had net income of $4.7 million for the three months ended March 31, 2023, compared to a net loss of $12.5 million for the three months ended March 31, 2022.

Components of Our Results of Operations

Revenues

Platform subscriptions

Platform subscriptions revenues consist primarily of user fees to provide our clients access to our cloud-based solution. Fees consider various components such as number of users, connectivity, trading volume, data usage and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return right. Platform subscription revenues are recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Prior to the first quarter of 2021, our platform subscription contracts typically had a one-year term and were cancellable with 30 days’ notice. Beginning in the first quarter of 2021, many of our contracts have a multi-year term and do not allow termination for convenience.  Installment payments are invoiced at the end of each calendar month during the subscription term.  There is no financing available.

Managed services

Managed services revenues primarily consist of client-selected middle- and back-office, technology-powered services. We recognize revenues monthly as the managed services are performed with invoicing occurring at the end of the month. Generally, invoices have a 30-day payment period in accordance with the associated contract. There is no financing available.

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

Technology and development

Technology and development expenses consist primarily of technology and development activities, non-capitalizable costs of developing content, and stock-based compensation. These costs include employee-related costs, consulting services, and expenses related to the product design, development, testing and enhancements of our subscription services. We expect that our technology and development expenses will increase as we continue to enhance our platform functionality and develop new content and features.

Income Taxes

Enfusion Ltd. LLC has historically been and is treated as a pass-through entity for U.S. federal tax purposes and most applicable state and local income tax purposes. Income tax provision represents the income tax expense or benefit associated with our foreign operations based on the tax laws of the jurisdictions in which we operate.

Since its incorporation, Enfusion, Inc. has been subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of Enfusion, Ltd. LLC and is taxed at the prevailing corporate tax rates. Enfusion, Inc. is treated as a U.S. corporation for U.S. federal, state and local income tax purposes. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of our reported results of operations for federal income taxes.

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

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended March 31,
(in thousands)	2023	2022

	Unaudited
REVENUES:
Platform subscriptions	$37,998	$31,551
Managed services	2,744	2,230
Other	229	360
Total revenues	40,971	34,141

COST OF REVENUES:
Platform subscriptions	11,675	9,311
Managed services	1,564	1,615
Other	63	57
Total cost of revenues	13,302	10,983
Gross profit	27,669	23,158

OPERATING EXPENSES:
General and administrative	14,473	22,295
Sales and marketing	4,086	8,432
Technology and development	4,431	4,802
Total operating expenses	22,990	35,529
Income (loss) from operations	4,679	(12,371)

NON-OPERATING INCOME (EXPENSE):
Other income (expense)	411	(3)
Total non-operating income (expense)	411	(3)

Income (loss) before income taxes	5,090	(12,374)
Income taxes	396	150
Net income (loss)	4,694	(12,524)
Net income (loss) attributable to non-controlling interests	1,749	(5,259)
Net income (loss) attributable to Enfusion, Inc.	$2,945	$(7,265)

Revenues

	Three Months Ended March 31,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Platform subscriptions	$37,998	$31,551	$6,447	20.4%
Managed services	2,744	2,230	514	23.0%
Other	229	360	(131)	(36.4)%
Total revenues	$40,971	$34,141	$6,830	20.0%

Total revenue was $41.0 million for the three months ended March 31, 2023 compared to $34.1 million for the three months ended March 31, 2022, representing an increase of $6.8 million, or 20.0%.

Platform subscriptions

Platform subscriptions revenue increased by $6.4 million or 20.4%, from $31.6 million for the three months ended March 31, 2022 to $38.0 million for the three months ended March 31, 2023.  The increase was primarily driven by increased revenues from new clients of $4.5 million. Revenue also increased for existing clients; $3.9 million of this increase relates to sales of new services and additional users within existing contracts, and $1.6 million reflects the full-period impact of sales booked in prior periods. Increases and upsells were offset by client churn of $1.8 million, downgrades of $1.3 million, and approximately $500 thousand increase in dilution reserves.

Managed services

Managed services revenue increased by $514 thousand or 23%, from $2.2 million for the three months ended March 31, 2022 to $2.7 million for the three months ended March 31, 2023.  The increase was primarily driven by upsell of approximately $450 thousand, new clients revenue of approximately $300 thousand, and full-period impact of sales booked in the prior period of approximately $100 thousand, offset by churn, including downgrades, of approximately $300 thousand.

Other

Other revenues, primarily consisting of data conversion services, decreased by $131 thousand over the comparative period.  The decrease was due primarily to a lower volume of data conversion projects in the current period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Cost of revenues:
Platform subscriptions	$11,675	$9,311	$2,364	25.4%
Managed services	1,564	1,615	(51)	(3.2)%
Other	63	57	6	10.5%
Total cost of revenues	$13,302	$10,983	$2,319	21.1%

Gross profit	$27,669	$23,158	$4,511	19.5%

Gross profit margin	67.5%	67.8%

Cost of Revenues

Cost of revenues increased by $2.3 million or 21.1%, from $11.0 million for the three months ended March 31, 2022 to $13.3 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in payroll and payroll-related expenses of $1.1 million, resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. In addition, hosting costs and data fees increased by approximately $700 thousand over the comparative period, reflective of a larger client base and increased usage.

Gross profit increased by $4.5 million, from $23.2 million for the three months ended March 31, 2022 to $27.7 million for the three months ended March 31, 2023. Gross profit margin decreased by 0.3%, primarily attributable to increased personnel costs from increased staffing levels across onboarding and account management, increased annual salaries, and increased cost of employee benefits.

Operating Expenses

	Three Months Ended March 31,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
General and administrative	$14,473	$22,295	$(7,822)	(35.1)%
Sales and marketing	4,086	8,432	(4,346)	(51.5)%
Technology and development	4,431	4,802	(371)	(7.7)%
Total operating expenses	$22,990	$35,529	$(12,539)	(35.3)%

General and administrative

General and administrative expenses decreased by $7.8 million, from $22.3 million for the three months ended March 31, 2022 to $14.5 million for the three months ended March 31, 2023. The decrease in general and administrative expenses was primarily attributable to a $9.2 million decrease in stock-based compensation expense including the reversal of previously recognized stock-based compensation in the amount of $2.2 million resulting from the company’s accounting policy to account for forfeiture as they occur. Professional services fees also decreased by $1.6 million compared to the first quarter of 2022. These decreases were partially offset by $1.1 million of additional payroll and payroll-related expenses, approximately $400 thousand of incremental expenses for credit losses, approximately $400 thousand of incremental IT expenses to support organizational growth and increased headcount (e.g., additional licenses), and a $200 thousand increase each in travel, rent, and office expenses.

Sales and marketing

Sales and marketing expenses decreased by $4.3 million, from $8.4 million for the three months ended March 31, 2022 to $4.1 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $3.6 million decrease in stock-based compensation expense including the reversal of previously recognized stock-based compensation in the amount of $2.1 million resulting from the company’s accounting policy to account for forfeiture as they occur. The decrease was also attributable to cost-reduction measures including a $500 thousand reduction in travel expenses, a $200 thousand reduction in payroll and payroll-related expenses attributable to lower headcount, and a $200 thousand decrease in marketing expenses.

Technology and development

Technology and development expenses decreased by $371 thousand, from $4.8 million for the three months ended March 31, 2022 to $4.4 million for the three months ended March 31, 2023. The decrease in technology and development expense was primarily attributable to a $1.0 million decrease in stock-based compensation expense including a reversal of previously recognized stock-based compensation in the amount of $200 thousand resulting from the company’s accounting policy to account for forfeitures as they occur. This decrease was partially offset by an increase in payroll and payroll-related expenses of $500 thousand largely attributable to increased headcount.

Non-Operating Income

The increase in non-operating income from the three months ended March 31, 2022 to the three months ended March 31, 2023 was almost entirely attributable to the interest earned on cash invested in the money market account established in the third quarter of 2022.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt. As of March 31, 2023, we had cash and cash equivalents of $54.6 million and $5 million in available borrowing capacity under our Revolving Debt (as defined below). We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months. The Company does not anticipate any impairment or loss of cash, or inability to draw upon the Revolving Debt, as a result of the failure of Silicon Valley Bank in March of 2023.

Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors. We expect that our future uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement. Further, between March 31, 2023 and October 20, 2023, we will issue an aggregate of approximately 15.8 million shares of Class A common stock, in multiple tranches, to former holders of Award Units and a non-executive employee, as further described under Item 1A. Risk Factors. Their related individual tax withholding obligations may be satisfied through methods that may include our withholding a certain number of the shares with a value that would satisfy the withholding amount due and using our available capital resources to pay the related tax burden, which could have a material impact on our liquidity and capital resources.

We may in the future enter into arrangements to acquire or invest in complementary businesses, services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Net cash provided by (used in) operating activities	$924	$(4,097)	$5,021	(122.6)%
Net cash used in investing activities	(2,550)	(3,171)	621	(19.6)%
Net cash used in financing activities	(6,353)	(805)	(5,548)	689.2%
Effect of exchange rate changes on cash	32	(86)	118	(137.2)%
Net decrease in cash	$(7,947)	$(8,159)	$212	(2.6)%

Operating activities

We generated $0.9 million in cash flows from operating activities during the three months ended March 31, 2023, resulting from our net income of $4.7 million, adjusted by non-cash charges of $1.2 million and offset by $4.9 million of cash used in working capital activities.

For the three months ended March 31, 2022, we used $4.1 million in cash flows from operating activities, resulting from a net loss of $12.5 million, adjusted by non-cash charges of $14.2 million (of which $12.7 million is related to stock-based compensation expense), and offset by $5.7 million of cash used in working capital activities.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2023 was $2.6 million, compared to $3.2 million of net cash used in investing activities in the three months ended March 31, 2022.

Financing activities

We used $6.4 million in cash flows from financing activities during the three months ended March 31, 2023, resulting from payments of withholding taxes on stock-based compensation partially offset by a refund from the Internal Revenue Service of approximately $1.5 million related to FTV Enfusion Holdings, Inc. making overpayments in relation to its U.S. federal income tax liabilities associated with its direct ownership of Enfusion Ltd. LLC for the fiscal years ended December 31, 2017 to December 31, 2020. We obtained the right to this refund as the result of the merger of FTV Enfusion Holdings, Inc. with and into one of our subsidiaries in connection with the Reorganization Transactions.  For the three months ended March 31, 2022, we used $805 thousand in cash flows resulting from payments of withholding taxes on stock-based compensation.

Indebtedness

We have a revolving debt facility (the “Revolving Debt”) with Silicon Valley Bank, now a division of First Citizens Bank. We did not have any outstanding revolving debt as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the available unused commitment of the revolving debt was $5.0 million. The credit agreement governing the Revolving Debt contains certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements as of March 31, 2023.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

As of March 31, 2023, we have operating lease agreements and have service agreements for the use of data processing facilities, which are also leases under ASC 842 - Accounting for Leases. Refer to Note 6 – Leases.

As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As of December 31, 2022, we estimate the amount of existing tax basis and basis adjustments acquired in the IPO to be approximately $229.3 million.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the condensed consolidated interim financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions and any such difference may be material. For a discussion of how these and other factors may affect our business, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are described under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the quarter ended March 31, 2023. For a discussion of our exposure to market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following is intended to restate and supplement the risk factor entitled “Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks that could adversely impact the market price of our Class A common stock.” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the risk factor set forth below, there have been no material changes to our risk factors disclosed under the heading “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our obligations to issue Class A common stock to former holders of Award Units under our former Change in Control Bonus Plan could expose us to a variety of risks that could adversely impact the market price of our Class A common stock.

We previously adopted a Change in Control Bonus Plan, which provided for the payment of cash amounts to certain eligible employees upon the occurrence of a change in control of our company. The aggregate amount of payment that could have been made to all participants under the Change in Control Bonus Plan may have been as much as 18% of the gross consideration received by our equity holders in a change in control transaction. In connection with our IPO, we terminated the Change in Control Bonus Plan (and all Award Units issued thereunder). In connection therewith, the holders of Award Units that were vested at effectiveness of (or would vest within one year of effectiveness of) our IPO registration statement became entitled to receive shares of Class A common stock that would be issued, in one or more tranches, between October 20, 2022 and October 20, 2023. In addition, in exchange for termination of an agreement pursuant to which we were obligated to pay a percentage of our annual net profits to a non-executive employee, we will issue shares of Class A common stock to such employee between October 20, 2022 and October 20, 2023.  In satisfaction of the above obligations, as of March 31, 2023, we remained obligated to issue approximately 15.8 million shares of Class A common stock, in one or more tranches, to former holders of Award Units and the non-executive employee, in each case prior to October 20, 2023.

The issuance of Class A shares in satisfaction of the obligations described above will result in significant dilution to holders of our capital stock.  As of March 31, 2023, the issuance of approximately 15.8 million shares of Class A common stock would increase the aggregate number of shares of our Class A common stock and Class B common stock outstanding by approximately 13.7%. Furthermore, the related tax withholding obligations incurred in connection with the issuances described above may be satisfied through methods that may include our withholding from the issuance a number of shares with a value equivalent to the withholding amount due and using our available capital resources to pay the related tax burden, which could have a material impact on our liquidity and capital resources.  Any issuance of Class A common stock described above, or use of capital resources to pay the related tax burden described above, or the fact that any such issuance or use of capital resources may be impending, may adversely impact the market price of our Class A common stock.

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

10.1

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 10, 2023.

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

ENFUSION, INC.

May 9, 2023	By:	/s/ Oleg Movchan
Oleg Movchan
Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer
(Principal Financial and Accounting Officer)