Form 10-Q
period 2023-06-30
Enfusion, Inc.
filed 2023-08-08
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, the registrant had 123,427,539 shares of common stock outstanding, consisting of 84,228,772 outstanding shares of Class A common stock and 39,198,767 outstanding shares of Class B common stock.

GLOSSARY

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

●	“Award Units” refers to Management Incentive Award Units issued under Enfusion Ltd. LLC’s Change in Control Bonus Plan.

●	“Blocker Entity” refers to certain entities that are taxable as corporations for U.S. federal income tax purposes in which certain Pre-IPO Owners hold or held interests.
●	“Change in Control Bonus Plan” refers to Enfusion Ltd. LLC’s former Change in Control Bonus Plan for certain members of management that provided for the payment of a cash bonus based on a specified number of Award Units in the event of a change in control transaction, as defined in Enfusion Ltd. LLC’s operating agreement. In October 2021, Enfusion Ltd. LLC’s board of managers elected to terminate such plan (and all Award Units issued thereunder) upon effectiveness of the registration statement for our IPO.
●	“Common Units” refers to the new class of units of Enfusion Ltd. LLC created by the reclassification of the LLC interests of Enfusion Ltd. LLC as part of the Reorganization Transactions.
●	“Enfusion,” the “Company,” “we,” “us” and “our” and similar references refer: (1) following the consummation of the Reorganization Transactions, including our IPO, to Enfusion, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Enfusion Ltd. LLC and (2) prior to the completion of the Reorganization Transactions, including our IPO, to Enfusion Ltd. LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“IPO” refers to the Company’s initial public offering, completed on October 25, 2021.
●	“Pre-IPO Owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Pre-IPO Common Unitholders” refer to Pre-IPO Owners that held Common Units following the Reorganization Transactions.
●	“Reorganization Transactions” refer to our IPO and certain organizational transactions that were affected in connection with our IPO, and the application of the net proceeds therefrom. See “Initial Public Offering and Reorganization Transactions” in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the transactions.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENFUSION, INC.

Condensed Consolidated Interim Balance Sheets

(dollars and shares in thousands, except per share amounts)

	As of	As of
	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,771	$62,545
Accounts receivable, net	25,170	25,855
Prepaid expenses	4,967	6,105
Other current assets	1,718	2,303
Total current assets	59,626	96,808
Property and equipment, net	17,507	15,759
Right-of-use-assets, net	12,388	6,732
Other assets	4,532	4,484
Total assets	$94,053	$123,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$868	$1,685
Accrued expenses and other current liabilities	8,129	11,665
Current portion of lease liabilities	4,761	4,030
Total current liabilities	13,758	17,380
Lease liabilities, net of current portion	8,052	2,959
Total liabilities	21,810	20,339
Stockholders' Equity:
Preferred stock, $0.001 par value; 100,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 82,212 and 70,860 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	82	71
Class B common stock, $0.001 par value; 150,000 shares authorized, 41,199 and 43,199 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	41	43
Additional paid-in capital	223,766	244,260
Accumulated deficit	(175,383)	(178,863)
Accumulated other comprehensive loss	(378)	(504)
Total stockholders’ equity attributable to Enfusion, Inc.	48,128	65,007
Non-controlling interests	24,115	38,437
Total stockholders' equity	72,243	103,444
Total liabilities and stockholders' equity	$94,053	$123,783

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Platform subscriptions	$39,610	$33,560	$77,608	$65,111
Managed services	2,945	2,396	5,689	4,626
Other	166	584	395	944
Total revenues	42,721	36,540	83,692	70,681

COST OF REVENUES:
Platform subscriptions	12,523	9,065	24,198	18,376
Managed services	1,621	1,668	3,185	3,283
Other	64	114	127	171
Total cost of revenues	14,208	10,847	27,510	21,830
Gross profit	28,513	25,693	56,182	48,851

OPERATING EXPENSES:
General and administrative	16,326	18,302	30,799	40,597
Sales and marketing	5,277	7,575	9,363	16,007
Technology and development	4,464	3,722	8,895	8,524
Total operating expenses	26,067	29,599	49,057	65,128
Income (loss) from operations	2,446	(3,906)	7,125	(16,277)

NON-OPERATING INCOME (EXPENSE):
Payment to related party	(1,501)	—	(1,501)	—
Other income (expense), net	241	—	652	(3)
Total non-operating income (expense)	(1,260)	—	(849)	(3)

Income (loss) before income taxes	1,186	(3,906)	6,276	(16,280)
Income taxes	188	219	584	369
Net income (loss)	998	(4,125)	5,692	(16,649)
Net income (loss) attributable to non-controlling interests	369	(1,703)	2,118	(6,962)
Net income (loss) attributable to Enfusion, Inc.	$629	$(2,422)	$3,574	$(9,687)

Net income (loss) per Class A common shares attributable to Enfusion, Inc.:
Basic	$0.01	$(0.03)	$0.04	$(0.13)
Diluted	$0.01	$(0.03)	$0.04	$(0.13)
Weighted Average number of Class A common shares outstanding:
Basic	88,314	84,581	88,404	83,989
Diluted	129,856	84,581	131,006	83,989

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive Income (Loss)

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$998	$(4,125)	$5,692	$(16,649)
Other comprehensive income (loss), net of income tax:
Foreign currency translation gain (loss)	141	(353)	189	(439)
Total other comprehensive income (loss)	1,139	(4,478)	5,881	(17,088)
Comprehensive income (loss) attributable to non-controlling interests	415	(1,849)	2,181	(7,144)
Total comprehensive income (loss) attributable to Enfusion, Inc.	$724	$(2,629)	$3,700	$(9,944)

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

									Accumulated
			Class A		Class B		Additional		Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
April 1, 2023	—	$—	74,082	$74	41,199	$41	$240,075	$(176,012)	$(473)	$35,440	$99,145
Net income	—	—	—	—	—	—	—	629	—	369	998
Stock-based compensation	—	—	—	—	—	—	1,820	—	—	981	2,801
Issuance of IPO vested Class A common stock and share-based awards	—	—	6,930	7	—	—	1,102	—	—	(1,109)	—
Issuance of Class A common stock, net of issuance costs	—	—	1,200	1	—	—	6,989	—	—	2,702	9,692
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	(26,198)	—	—	(14,303)	(40,501)
Foreign currency translation	—	—	—	—	—	—	—	—	95	46	141
Other	—	—	—	—	—	—	(22)	—	—	(11)	(33)
June 30, 2023	—	$—	82,212	$82	41,199	$41	$223,766	$(175,383)	$(378)	$24,115	$72,243

January 1, 2023	—	$—	70,860	$71	43,199	$43	$244,260	$(178,863)	$(504)	$38,437	$103,444
Net income	—	—	—	—	—	—	—	3,574	—	2,118	5,692
Stock-based compensation	—	—	—	—	—	—	1,180	—	—	583	1,763
Share exchange	—	—	2,000	2	(2,000)	(2)	1,376	—	—	(1,376)	—
Issuance of IPO vested Class A common stock and share-based awards	—	—	8,152	8	—	—	1,101	—	—	(1,109)	—
Issuance of Class A common stock, net of issuance costs	—	—	1,200	1	—	—	6,989	—	—	2,702	9,692
Cumulative impact of adopting ASU 2016-13	—	—	—	—	—	—	—	(94)	—	(55)	(149)
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	(30,937)	—	—	(17,143)	(48,080)
Foreign currency translation	—	—	—	—	—	—	—	—	126	63	189
Other	—	—	—	—	—	—	(203)	—	—	(105)	(308)
June 30, 2023	—	$—	82,212	$82	41,199	$41	$223,766	$(175,383)	$(378)	$24,115	$72,243

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

									Accumulated
			Class A		Class B		Additional		Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
April 1, 2022	—	$—	65,583	$66	47,471	$47	$233,607	$(178,474)	$(375)	$41,837	$96,708
Net loss	—	—	—	—	—	—	—	(2,422)	—	(1,703)	(4,125)
Stock-based compensation	—	—	—	—	—	—	4,441	—	—	3,135	7,576
Share exchange	—	—	1,402	1	(1,402)	(1)	2,453	—	—	(2,453)	—
Issuance of restricted shares	—	—	17	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(207)	(146)	(353)
June 30, 2022	—	$—	67,002	$67	46,069	$46	$240,501	$(180,896)	$(582)	$40,670	$99,806

January 1, 2022	—	—	65,583	$66	47,471	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441
Net loss	—	—	—	—	—	—	—	(9,687)	—	(6,962)	(16,649)
Stock-based compensation	—	—	—	—	—	—	11,331	—	—	8,122	19,453
Share exchange	—	—	1,402	1	(1,402)	(1)	2,453	—	—	(2,453)	—
Issuance of restricted shares	—	—	17	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(257)	(182)	(439)
June 30, 2022	—	$—	67,002	$67	46,069	$46	$240,501	$(180,896)	$(582)	$40,670	$99,806

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,692	$(16,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash lease expense	3,256	2,550
Depreciation and amortization	3,950	2,955
Provision for credit losses	688	459
Amortization of debt-related costs	13	13
Stock-based compensation expense	1,431	20,350
Change in operating assets and liabilities:
Accounts receivable	(148)	(11,007)
Prepaid expenses and other assets	(430)	1,316
Accounts payable	(817)	(1,970)
Accrued compensation	(3,981)	3,860
Accrued expenses and other liabilities	375	(540)
Lease liabilities	(3,087)	(2,544)
Net cash provided by (used in) operating activities	6,942	(1,207)
Cash flows from investing activities:
Purchases of property and equipment	(4,769)	(5,263)
Net cash used in investing activities	(4,769)	(5,263)
Cash flows from financing activities:
Settlement of tax receivable acquired in reorganization transaction	1,501	—
Issuance of Class A common stock, net of issuance costs	9,692	—
Payment of withholding taxes on stock-based compensation	(48,080)	(897)
Other	(308)	—
Net cash used in financing activities	(37,195)	(897)
Effect of exchange rate changes on cash and cash equivalents	248	(439)
Net decrease in cash and cash equivalents	(34,774)	(7,806)
Cash and cash equivalents, beginning of period	62,545	64,365
Cash and cash equivalents, end of period	$27,771	$56,559
Supplemental disclosure of non-cash investing activities:
Capitalized stock-based compensation expense	$271	$—
Accrued property and equipment	$—	$321
Supplemental disclosure of cash flow information:
Income taxes paid in cash	$338	$333
Right-of-use assets obtained in exchange for lease liabilities	$8,538	$9,514

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

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc., and Enfusion US 3, Inc.; as well as a controlling financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacao Ltda, Enfusion (Australia) Pty. Ltd. and Enfusion (Shanghai) Co., Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income by the other common unitholders of Enfusion, Ltd. LLC. As of June 30, 2023, Enfusion, Inc. owned approximately 66.6% of Enfusion Ltd. LLC.

Note 2    Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023. The condensed consolidated interim financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited condensed consolidated interim financial statements include the accounts of Enfusion, Inc. and its wholly or majority-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held as investments in money market funds are included within cash and cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had approximately $22 million and $50 million, respectively, invested in money market accounts.

Accounts Receivable and Allowances

As of June 30, 2023 and December 31, 2022, no individual client represented more than 10% of accounts receivable. For the three and six months ended June 30, 2023 and 2022, respectively, no individual client represented more than 10% of the Company’s total revenues.

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

The following table summarizes the activity of the allowances applied to accounts receivable for the six months ended June 30, 2023 (in thousands):

Balance at December 31, 2022	1,225
Changes to the provision	733
Accounts written off, net of recoveries	(828)
Balance at June 30, 2023	$1,130

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

Other revenues

Other revenues consist of non-subscription-based revenues, such as data conversion. The Company recognizes revenues as these services are performed with invoicing occurring at the end of each month.

Service contracts with multiple performance obligations

Certain of our contracts provide for customers to be charged a fee for implementation services. In determining whether the implementation services, which frequently include configuration and/or interfacing, customer reporting, customizing user permissions and acceptance testing, end-user training, and establishing connections with third-party interfaces, are distinct from our platform subscription services, we consider, in addition to their complexity and level of customization, that these services are integral in delivering the customer desired output and are necessary for the customer to access and begin to use the hosted application. The implementation provider must be intimately familiar with our platform to effectively execute the customization required and no other entities have access to the source code. We have concluded that the implementation services in our service contracts with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of June 30, 2023 was $32.6 million and is expected to be recognized based on the below schedule (in thousands).

Remaining Performance Obligation	June 30, 2023
2023	$10,988
2024	15,293
2025	5,353
2026	883
2027	63
Total	$32,580

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following tables (in thousands):

	Three Months Ended June 30,
	2023		2022
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$26,762	62.6%	$23,339	63.9%
Europe, Middle East and Africa (EMEA)	6,175	14.5%	4,639	12.7%
Asia Pacific (APAC)	9,784	22.9%	8,562	23.4%
Total revenues	$42,721	100.0%	$36,540	100.0%

*	The Company’s total revenues in the United States were $26.0 million and $22.8 million for the three months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30,
	2023		2022
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$52,334	62.5%	$45,277	64.1%
Europe, Middle East and Africa (EMEA)	12,078	14.5%	8,949	12.6%
Asia Pacific (APAC)	19,280	23.0%	16,455	23.3%
Total revenues	$83,692	100.0%	$70,681	100.0%

*	The Company’s total revenues in the United States were $50.9 million and $44.3 million for the six months ended June 30, 2023 and 2022, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 and ASU 2018-19, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The Company adopted this guidance effective January 1, 2023 and made changes to our accounting policies related to credit loss calculations, including the consideration of forecasted economic data and the pooling of financial assets with similar risk profiles. We adopted the new allowance for credit losses accounting standard on January 1, 2023 by means of a cumulative-effect adjustment, where we recognized the cumulative effect of initially applying the guidance as a $149 thousand addition to our existing reserve with an offsetting adjustment to accumulated deficit.

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

Recent Accounting Pronouncements Not Yet Adopted

None.

Note 4   Property and Equipment, Net

As of June 30, 2023 and December 31, 2022, property and equipment, net located in the United States was $15.7 million and $13.7 million, respectively. The remainder was located in our various international locations. Included in property and equipment are the capitalized costs of software development. Software development costs capitalized during the three months ended June 30, 2023 and 2022 were $1.6 million and $1.4 million, respectively. Software development costs capitalized during the six months ended June 30, 2023 and 2022 were $2.7 million and $2.6 million, respectively.

Depreciation and amortization expense related to property and equipment, excluding software development costs, was $915 thousand and $849 thousand for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment, excluding software development costs, was $1.8 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense related to software development costs was $790 thousand and $507 thousand for the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to software development costs was $1.5 million and $915 thousand for the six months ended June 30, 2023 and 2022, respectively.

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$6,439	$10,268
Accrued expenses and other	786	1,112
Accrued taxes	904	285
Total accrued expenses and other current liabilities	$8,129	$11,665

Accrued compensation includes accrued expenses for bonuses, sales commissions, compensated absences, and other compensation-related expenses.

Note 6   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. No accruals for contingencies were recorded as of June 30, 2023 and December 31, 2022, respectively.

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

Amended and Restated Certificate of Incorporation

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

Preferred Stock

The Company’s board of directors have the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of June 30, 2023, the Company has not issued any shares of preferred stock nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 8 Stock-Based Compensation

The Company’s stock compensation expense was recognized in the following captions within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$223	$341	$493	$695
General and administrative	1,653	4,969	1,423	13,907
Sales and marketing	211	1,491	(1,370)	3,484
Technology and development	552	867	946	2,264
Total stock compensation expense	$2,639	$7,668	$1,492	$20,350

Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $2.6 million and $7.7 million, respectively, which represents a decrease of $5.1 million. Stock-based compensation expense for the six months ended June 30, 2023 and 2022 was $1.5 million and $20.4 million, respectively, which represents a decrease of $18.9 million. During the first half of 2023, the Company reversed previously recognized stock-based compensation expense in the amount of $4.6 million in connection with the forfeiture of certain awards relating to employees that departed the Company during the first half of the year. The Company accounts for forfeitures as they occur.

2021 Employee Stock Purchase Plan

In connection with the IPO, the Company also adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2023, 2,421,126 shares of Class A common stock were reserved and authorized for issuance to participating employees under the 2021 ESPP. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the lesser of (i) 1% of the outstanding number of shares of our Class A common stock and Class B common stock on the immediately preceding December 31 or (ii) such lesser number of shares of Class A common stock as determined by the administrator of the 2021 ESPP. Under the 2021 ESPP, eligible employees may be granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. No options have been granted under the 2021 ESPP in the three and six months ended June 30, 2022 and June 30, 2023.

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

Restricted stock units

During the three months ended June 30, 2023, there were 147,306 restricted stock units (“RSUs”) granted under the Plan, at a weighted average grant fair value of $9.40. During the six months ended June 30, 2023, there were 744,340 restricted stock units (“RSUs”) granted under the Plan, at a weighted average grant date fair value of $10.68. Total unrecognized stock compensation expense related to unvested RSUs was $20.3 million as of June 30, 2023, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock options

During the three months ended June 30, 2023, no options were granted under the Plan, and no stock options were forfeited. During the six months ended June 30, 2023, 71,004 options were granted under the Plan, at a weighted average exercise price of $11.06 per option, and 31,474 stock options were forfeited. As of June 30, 2023, there was approximately $400 thousand of unrecognized equity-based compensation expense related to the remaining stock options issued, which is expected to be recognized over a weighted-average period of approximately 2.5 years. During the three and six months ended June 30, 2022, 84,000 stock options were granted under the Plan, at a weighted average exercise price of $9.86 per option, and no stock options were forfeited.

Performance-based RSUs

No Performance-based RSUs were granted in the three and six months ended June 30, 2023 and June 30, 2022 respectively. Total unrecognized stock compensation expense related to unvested performance stock units (“PSUs”) was $869 thousand as of June 30, 2023, which is expected to be recognized over a weighted-average period of 1.2 years.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss)	$998	$(4,125)	$5,692	$(16,649)
Less: Net (income) loss attributable to non-controlling interests	(369)	1,703	(2,118)	6,962
Net income (loss) attributable to Enfusion, Inc.	$629	$(2,422)	$3,574	$(9,687)
Numerator:
Net income (loss) attributable to Enfusion, Inc.	$629	$(2,422)	$3,574	$(9,687)
Reallocation of Net income (loss) attributable to vested but unissued shares	52	(234)	287	(978)
Numerator for Basic Earnings per Share	$681	$(2,656)	$3,861	$(10,665)
Adjustment to Income for Dilutive Shares	317	-	1,831	-
Numerator for Diluted Earnings per Share	$998	$(2,656)	$5,692	$(10,665)
Denominator:
Weighted-average shares of Class A common stock outstanding	76,929	66,287	74,611	65,935
Vested shares of Class A common stock and RSUs	11,385	18,294	13,793	18,054
Weighted-average shares of Class A common stock outstanding--basic	88,314	84,581	88,404	83,989
Add: Dilutive Shares	41,542	-	42,602	-
Weighted-average shares of Class A common stock outstanding--diluted	129,856	84,581	131,006	83,989
Net income (loss) per share of Class A common stock--Basic	$0.01	$(0.03)	$0.04	$(0.13)
Net income (loss) per share of Class A common stock--Diluted	$0.01	$(0.03)	$0.04	$(0.13)

The following number of potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Class B common stock	-	46,770	-	47,121
Contingently issuable shares of Class A common stock	-	406	-	652
Restricted stock units	1,302	3,562	846	3,561
Stock options	84	84	84	84
	1,386	50,822	930	51,418

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be dilutive for the three and six months ended June 30, 2023, and have therefore been included in the computation of diluted earnings per share of Class A common stock. However, for the three and six months ended June 30, 2022, shares of Class B common stock were determined to be anti-dilutive, and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.

Note 10 Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes on the income allocated to it from Enfusion Ltd. LLC based upon the Company’s economic interest in Enfusion Ltd. LLC. The Company controls the sole managing member of Enfusion Ltd. LLC and, as a result, consolidates the financial results of Enfusion Ltd. LLC.

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

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 15.9% and (5.6)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 9.3% and (2.3)%, respectively. In the three and six months ended June 30, 2023 and 2022, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to income or loss attributable to non-controlling interest, changes in valuation allowance in the U.S., and foreign income taxes.

Note 11  Related Party Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. Since transactions with related parties may raise potential or actual conflicts of interest between the related party and the Company, upon the completion of the IPO, the Company implemented a related party transaction policy that requires related party transactions to be reviewed and approved by its nominating and corporate governance committee.

Pre-IPO Common Unitholders delivered exchange notices pursuant to Article XII of the LLC Operating Agreement on each of February 13, 2023 and March 21, 2023, relating to the respective exchanges of 1,000,000 and 1,000,000 Common Units and an equal number of shares of Class B common stock for an equal number of shares of Class A common stock.

On February 21, 2023 and March 28, 2023, pursuant to the terms of the LLC Operating Agreement, the exchanging Pre-IPO Common Unitholders respectively surrendered 1,000,000 and 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company respectively issued 1,000,000 and 1,000,000 shares of Class A common stock to each exchanging Pre-IPO Common Unitholder, canceled an equal number of Class B Common Stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000 and 1,000,000 respectively.

On June 15, 2023, the Company sold 1.2 million shares of Class A common stock to FTV Investment Holdings, L.P. (“FTV Holdings”) and an affiliate in a private placement, at a per share purchase price equal to the average of the closing price of the Class A common stock over the 20 trading days preceding the transaction, which was approximately $8.12 per share. Total net proceeds of the transactions were $9.7 million. Equity issuance costs were immaterial. FTV IV, L.P. (“FTV Fund IV”) beneficially owns more than 5% of the Company’s issued and outstanding Class A common stock. Bradford Bernstein, a member of the Company’s Board of Directors, is a managing partner of FTV Capital and, along with other members of FTV Capital, indirectly shares voting and dispositive power with regard to the shares directly held by FTV Holdings and FTV Fund IV, respectively.

In the first quarter of 2023, the Company received approximately $1.5 million from the U.S. Treasury in the form of a tax refund owed to FTV Enfusion Holdings, Inc. (“FTV Enfusion”), which prior to the Company’s initial public offering in 2021 was a Blocker Entity through which FTV Fund IV held its equity interests in Enfusion Ltd. LLC. The refund was generated due to overpayments by FTV Enfusion for U.S. federal income taxes associated with FTV Enfusion’s direct ownership of Enfusion Ltd. LLC for the fiscal years ended December 31, 2017 to December 31, 2020. The Company obtained the right to this refund as a result of the merger of FTV Enfusion with and into one of the Company’s subsidiaries as part of the Reorganization Transactions (which did not take into account the value of the tax refund). On June 27, 2023, the Company distributed approximately $1.5 million (the amount of the refund) to FTV Fund IV.

For a discussion of other related party transactions that occurred during the fiscal years ended December 31, 2021 and 2022, please refer to Note 13 – Related Party Transactions, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Note 12  Subsequent Events

On each of July 12, 2023 and July 25, 2023, Pre-IPO Common Unitholders delivered exchange notices pursuant to Article XII of the LLC Operating Agreement relating to the respective exchanges of 1,000,000 and 1,000,000 Common Units and an equal number of shares of Class B common stock for an equal number of shares of Class A common stock.

On July 19, 2023 and August 1, 2023 and pursuant to the terms of the LLC Operating Agreement, the exchanging Pre-IPO Common Unitholders respectively surrendered 1,000,000 and 1,000,000 Common Units and equal numbers of shares of Class B common stock. In connection therewith, the Company respectively issued 1,000,000 and 1,000,000 shares of Class A common stock to each such exchanging Pre-IPO Common Unitholder, canceled an equal number of Class B Common Stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000 and 1,000,000, respectively.

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

Our total revenues were approximately 99.6% and 99.5% recurring subscription-based during the three and six months ended June 30, 2023, respectively, and 98.4% and 98.7% during the three and six months ended June 30, 2022, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed service fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. We are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker reviews and assesses the performance of our business. Our total revenues were $42.7 million and $83.7 million for the three and six months ended June 30, 2023, respectively, compared to $36.5 million and $70.7 million for the three and six months ended June 30, 2022, respectively. Platform subscriptions and managed services revenues were $42.6 million for the three months ended June 30, 2023, or approximately 99.6% of total revenues, which represents an increase of approximately 18.4% from $36.0 million for the three months ended June 30, 2022, or approximately 98.4% of total revenues. For the six months ended June 30, 2023, platform subscriptions and managed services revenue were $83.3 million, or approximately 99.5% of total revenues, which represents an increase of 19.4% compared to $69.7 million for the six months ended June 30, 2022, or approximately 98.7% of total revenues. We had net income of $1.0 million and $5.7 million for the three and six months ended June 30, 2023, respectively, compared to a net loss of $4.1 million and $16.6 million for the three and six months ended June 30, 2022, respectively.

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

Other

Other revenues consist of non-subscription-based revenues, such as data conversion. We recognize revenues as these services are performed with invoicing occurring at the end of each month.

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

Operating Expenses

We present stock-based compensation expense within Cost of revenues, General and administrative, Sales and marketing, and Technology and development based on the individual employees’ department. We anticipate additional operating expenses as a result of stock-based compensation expenses related to equity awards to be issued under our equity plans.

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

Since its incorporation, Enfusion, Inc. has been subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of Enfusion, Ltd. LLC and is taxed at the prevailing corporate tax rates. Enfusion, Inc. is treated as a U.S. corporation for U.S. federal, state and local income tax purposes. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of our reported results of operations.

Non-Controlling Interests

Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income (loss) of our consolidated subsidiary that is not allocable to the Company based on our percentage of ownership of this entity. Income or loss attributed to the non-controlling interests is based on the Common Units outstanding during the period and is presented on the consolidated statements of operations and consolidated statements of comprehensive income (loss).

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated interim financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended June 30,
(in thousands)	2023	2022

	Unaudited
REVENUES:
Platform subscriptions	$39,610	$33,560
Managed services	2,945	2,396
Other	166	584
Total revenues	42,721	36,540

COST OF REVENUES:
Platform subscriptions	12,523	9,065
Managed services	1,621	1,668
Other	64	114
Total cost of revenues	14,208	10,847
Gross profit	28,513	25,693

OPERATING EXPENSES:
General and administrative	16,326	18,302
Sales and marketing	5,277	7,575
Technology and development	4,464	3,722
Total operating expenses	26,067	29,599
Income (loss) from operations	2,446	(3,906)

NON-OPERATING INCOME (EXPENSE):
Payment to related party	(1,501)	—
Other income (expense), net	241	—
Total non-operating income (expense)	(1,260)	—

Income (loss) before income taxes	1,186	(3,906)
Income taxes	188	219
Net income (loss)	998	(4,125)
Net income (loss) attributable to non-controlling interests	369	(1,703)
Net income (loss) attributable to Enfusion, Inc.	$629	$(2,422)

Revenues

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Platform subscriptions	$39,610	$33,560	$6,050	18.0%
Managed services	2,945	2,396	549	22.9%
Other	166	584	(418)	(71.6)%
Total revenues	$42,721	$36,540	$6,181	16.9%

Total revenue was $42.7 million for the three months ended June 30, 2023 compared to $36.5 million for the three months ended June 30, 2022, representing an increase of $6.2 million, or 16.9%.

Platform subscriptions

Platform subscriptions revenue increased by $6.1 million, or 18.0%, from $33.6 million for the three months ended June 30, 2022 to $39.6 million for the three months ended June 30, 2023. The increase was primarily driven by increased revenues from new clients of $4.4 million. Revenue also increased for existing clients; $3.7 million of this increase relates to upsell and additional users within existing contracts, and $1.7 million reflects the full-period impact of contracts signed in prior periods. Increases and upsells were offset by client churn of $2.2 million and downgrades of $1.5 million, respectively.

Managed services

Managed services revenue increased by $549 thousand, or 22.9%, from $2.4 million for the three months ended June 30, 2022 to $2.9 million for the three months ended June 30, 2023. The increase was driven by $600 thousand related to existing clients and new client revenue of $300 thousand, including the full impact of contracts signed in prior periods, offset by churn and downgrades of $400 thousand.

Other

Other revenues, primarily consisting of data conversion services, decreased by $418 thousand over the comparative period. The decrease was due primarily to a lower volume of data conversion projects in the current period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Cost of revenues:
Platform subscriptions	$12,523	$9,065	$3,458	38.1%
Managed services	1,621	1,668	(47)	(2.8)%
Other	64	114	(50)	(43.9)%
Total cost of revenues	$14,208	$10,847	$3,361	31.0%

Gross profit	$28,513	$25,693	$2,820	11.0%

Gross profit margin	66.7%	70.3%

Cost of Revenues

Cost of revenues increased by $3.4 million, or 31.0%, from $10.8 million for the three months ended June 30, 2022 to $14.2 million for the three months ended June 30, 2023. The increase was primarily driven by an increase of $1.3 million in payroll and payroll-related expenses over the comparative period, resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. In addition, market data expenses increased by $1.2 million due to a larger client base and increased usage. Furthermore, there was an increase in hosting expense of $600 thousand related to the expansion of our data centers and temporary double occupancy and a $300 thousand increase in amortization of capitalized software.

Gross profit increased by $2.8 million, from $25.7 million for the three months ended June 30, 2022 to $28.5 million for the three months ended June 30, 2023. Gross profit margin decreased by 3.6%, primarily attributable to the increase in hosting and market data costs, some of which is temporary, increased personnel costs from increased staffing levels across onboarding and account management, increased annual salaries, and increased cost of employee benefits.

Operating Expenses

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
General and administrative	$16,326	$18,302	$(1,976)	(10.8)%
Sales and marketing	5,277	7,575	(2,298)	(30.3)%
Technology and development	4,464	3,722	742	19.9%
Total operating expenses	$26,067	$29,599	$(3,532)	(11.9)%

General and administrative

General and administrative expenses decreased by $2.0 million, from $18.3 million for the three months ended June 30, 2022 to $16.3 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $3.3 million decrease in stock-based compensation expense. The decrease was also attributable to a $300 thousand decrease in other miscellaneous expenses including certain transit benefits and a $200 thousand decrease in credit loss expense reflecting strong collections. These decreases were partially offset by $1.5 million in increased payroll and payroll-related expenses and a $400 thousand increase in information technology systems costs (e.g., additional licenses).

Sales and marketing

Sales and marketing expenses decreased by $2.3 million, from $7.6 million for the three months ended June 30, 2022 to $5.3 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $1.3 million decrease in stock-based compensation. The decrease was also attributable to a $900 thousand reduction in payroll and payroll-related expenses due to lower headcount and cost-reduction measures.

Technology and development

Technology and development expenses increased by $742 thousand, from $3.7 million for the three months ended June 30, 2022 to $4.5 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase in payroll and payroll-related expenses of $1.0 million largely attributable to increased headcount. This increase was partially offset by a $300 thousand decrease in stock-based compensation expense.

Non-Operating Income (Expense)

Non-operating expenses increased from $0 during the three months ended June 30, 2022 to $1.3 million for the three months ended June 30, 2023. This increase was attributable to the related-party payment to FTV Fund IV in the amount of approximately $1.5 million partially offset by interest earned on cash invested in the money market account established in the third quarter of 2022 and the effects of foreign currency exchange rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our consolidated results of operations for the periods shown:

	Six Months Ended June 30,
(in thousands)	2023	2022

	Unaudited
REVENUES:
Platform subscriptions	$77,608	$65,111
Managed services	5,689	4,626
Other	395	944
Total revenues	83,692	70,681

COST OF REVENUES:
Platform subscriptions	24,198	18,376
Managed services	3,185	3,283
Other	127	171
Total cost of revenues	27,510	21,830
Gross profit	56,182	48,851

OPERATING EXPENSES:
General and administrative	30,799	40,597
Sales and marketing	9,363	16,007
Technology and development	8,895	8,524
Total operating expenses	49,057	65,128
Income (loss) from operations	7,125	(16,277)

NON-OPERATING INCOME (EXPENSE):
Payment to related party	(1,501)	—
Other income (expense), net	652	(3)
Total non-operating income (expense)	(849)	(3)

Income (loss) before income taxes	6,276	(16,280)
Income taxes	584	369
Net income (loss)	5,692	(16,649)
Net income (loss) attributable to non-controlling interests	2,118	(6,962)
Net income (loss) attributable to Enfusion, Inc.	$3,574	$(9,687)

Revenues

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Platform subscriptions	$77,608	$65,111	$12,497	19.2%
Managed services	5,689	4,626	1,063	23.0%
Other	395	944	(549)	(58.2)%
Total revenues	$83,692	$70,681	$13,011	18.4%

Total revenue was $83.7 million for the six months ended June 30, 2023 compared to $70.7 million for the six months ended June 30, 2022, representing an increase of $13.0 million, or 18.4%.

Platform subscriptions

Platform subscriptions revenue increased by $12.5 million, or 19.2%, from $65.1 million for the six months ended June 30, 2022 to $77.6 million for the six months ended June 30, 2023. The increase was primarily driven by increased revenues from new clients of $7.6 million. Revenue also increased for existing clients; $7.4 million of this increase relates to sales of new services and additional users within existing contracts, and $4.4 million reflects the full-period impact of sales booked in prior periods. Increases and upsells were offset by client churn of $3.9 million, downgrades of $2.6 million, and approximately $400 thousand increase in credit memo reserves.

Managed services

Managed services revenue increased by $1.1 million, or 23.0%, from $4.6 million for the six months ended June 30, 2022 to $5.7 million for the six months ended June 30, 2023. The increase was primarily driven by increased sales of new services within existing clients of $1.0 million. Revenue also increased due to new client revenue of $550 thousand and the full-period impact of sales booked in prior periods of $200 thousand, offset by churn, including downgrades, of $650 thousand.

Other

Other revenues, primarily consisting of data conversion services, decreased by $549 thousand over the comparative period. The decrease was due primarily to a lower volume of data conversion projects in the current period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Cost of revenues:
Platform subscriptions	$24,198	$18,376	$5,822	31.7%
Managed services	3,185	3,283	(98)	(3.0)%
Other	127	171	(44)	(25.7)%
Total cost of revenues	$27,510	$21,830	$5,680	26.0%

Gross profit	$56,182	$48,851	$7,331	15.0%

Gross profit margin	67.1%	69.1%

Cost of Revenues

Cost of revenues increased by $5.7 million, or 26.0%, from $21.8 million for the six months ended June 30, 2022 to $27.5 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in payroll and payroll-related expenses of $2.6 million, resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. In addition, market data expenses increased by $1.8 million due to a larger client base, increased usage, and pricing pressures. Furthermore, hosting costs increased by $700 thousand over the comparative period related to the expansion of our data centers and temporary double occupancy in the second quarter of 2023. Furthermore, there was a $600 thousand increase in amortization of capitalized software.

Gross profit increased by $7.3 million, from $48.9 million for the six months ended June 30, 2022 to $56.2 million for the six months ended June 30, 2023. Gross profit margin decreased by 2.0%, primarily attributable to increased personnel costs from increased staffing levels across onboarding and account management, increased annual salaries, increased cost of employee benefits, and increased hosting and market data expenses.

Operating Expenses

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
General and administrative	$30,799	$40,597	$(9,798)	(24.1)%
Sales and marketing	9,363	16,007	(6,644)	(41.5)%
Technology and development	8,895	8,524	371	4.4%
Total operating expenses	$49,057	$65,128	$(16,071)	(24.7)%

General and administrative

General and administrative expenses decreased by $9.8 million, from $40.6 million for the six months ended June 30, 2022 to $30.8 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $12.5 million decrease in stock-based compensation expense including the reversal of previously recognized stock-based compensation in the amount of $2.2 million in the first quarter of 2023 resulting from the company’s accounting policy to account for forfeiture as they occur. Professional services fees also decreased by $1.6 million compared to the first half of 2022. These decreases were partially offset by $3.1 million of additional payroll and payroll-related expenses, $800 thousand of incremental information technology systems costs to support organizational growth and increased headcount (e.g., additional licenses), and a $400 thousand increase in travel expenses.

Sales and marketing

Sales and marketing expenses decreased by $6.6 million, from $16.0 million for the six months ended June 30, 2022 to $9.4 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $4.9 million decrease in stock-based compensation expense including the reversal of previously recognized stock-based compensation in the amount of $2.1 million in the first quarter of 2023 resulting from the company’s accounting policy to account for forfeiture as they occur. The decrease was also attributable to a $1.3 million reduction in payroll and payroll-related expenses attributable to lower headcount and cost-reduction measures including a $700 thousand reduction in travel expenses. The decrease was partially offset by a $300 thousand increase in commission expense.

Technology and development

Technology and development expenses increased by $371 thousand, from $8.5 million for the six months ended June 30, 2022 to $8.9 million for the six months ended June 30, 2023. The increase was primarily attributable to a $1.5 million increase in payroll and payroll-related expenses attributable to increased headcount. This increase was partially offset by a $1.3 million decrease in stock-based compensation expense including a reversal of previously recognized stock-based compensation in the amount of $200 thousand in the first quarter of 2023 resulting from the company’s accounting policy to account for forfeiture as they occur.

Non-Operating Income (Expense)

Non-operating expenses increased from $0 for the six months ended June 30, 2022 to $800 thousand for the six months ended June 30, 2023. This increase was attributable to the related-party payment to FTV Fund IV in the amount of approximately $1.5 million partially offset by the interest earned on cash invested in the money market account established in the third quarter of 2022 and the effects of foreign currency exchange rates.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt and equity. As of June 30, 2023, we had cash and cash equivalents of $27.8 million and $5 million in available borrowing capacity under our Revolving Debt (as defined below). We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months. The Company does not anticipate any impairment or loss of cash, or inability to draw upon the Revolving Debt, as a result of the failure of Silicon Valley Bank in March of 2023.

Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors. We expect that our future uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement. Further, as of June 30, 2023, we  had a Deferred Share Issuance Obligation (as defined below) of approximately 4.4 million shares of Class A common stock, which will be issued by October 20, 2023, in one or more tranches, to former holders of Award Units and a non-executive employee, as further described under Item 1A. Risk Factors. Their related individual tax withholding obligations may be satisfied through methods that may include (i) our withholding a certain number of the shares with a value that would satisfy the withholding amount due and using our available capital resources to pay the related tax burden, which could have a material impact on our liquidity and capital resources, and (ii) a “sell to cover” arrangement whereby we would withhold from issuance a certain number of shares, which would then be sold into the market with proceeds from such sale remitted to us in an amount that would satisfy the withholding amount.

During the quarter ended June 30, 2023, we reduced our Deferred Share Issuance Obligation by approximately 11.4 million shares. We satisfied the related tax withholding obligations by utilizing $9.7 million of proceeds from a private placement of common stock and by using approximately $30 million of cash on hand, which resulted in our withholding approximately 3.7 million shares from issuance.

We may in the future enter into arrangements to acquire or invest in complementary businesses, services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt financing.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Net cash provided by (used in) operating activities	$6,942	$(1,207)	$8,149	(675.1)%
Net cash provided by (used in) investing activities	(4,769)	(5,263)	494	(9.4)%
Net cash provided by (used in) financing activities	(37,195)	(897)	(36,298)	4,046.6%
Effect of exchange rate changes on cash	248	(439)	687	(156.5)%
Net increase (decrease) in cash	$(34,774)	$(7,806)	$(26,968)	345.5%

Operating activities

We generated $6.9 million in cash flows from operating activities during the six months ended June 30, 2023, resulting from our net income of $5.7 million, adjusted by non-cash charges of $9.3 million and offset by $8.1 million of cash used in working capital activities. Cash flows from operation also includes $1.5 million of cash outflow related to the return of funds to FTV Fund IV.

For the six months ended June 30, 2022, we used $1.2 million in cash flows from operating activities, resulting from a net loss of $16.6 million, adjusted by non-cash charges of $26.3 million (of which $20.4 million is related to stock-based compensation expense), and offset by $10.9 million of cash used in working capital activities.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2023 was $4.8 million, compared to $5.3 million of net cash used in investing activities in the six months ended June 30, 2022.

Financing activities

We used $37.2 million in cash flows from financing activities during the six months ended June 30, 2023, resulting from $48.1 million in payments of withholding taxes on stock-based compensation, offset by $9.7 million in net stock issuance proceeds and a refund from the Internal Revenue Service of approximately $1.5 million related to FTV Enfusion Holdings, Inc. making overpayments in relation to its U.S. federal income tax liabilities associated with its direct ownership of Enfusion Ltd. LLC for the fiscal years ended December 31, 2017 to December 31, 2020. We obtained the right to this refund as the result of the merger of FTV Enfusion Holdings, Inc. with and into one of our subsidiaries in connection with the Reorganization Transactions.

For the six months ended June 30, 2022, we used $897 thousand in cash flows resulting from payments of withholding taxes on stock-based compensation.

Indebtedness

We have a revolving debt facility (the “Revolving Debt”) with Silicon Valley Bank, now a division of First Citizens Bank. The facility expires on December 17, 2025. We did not have any outstanding revolving debt as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the available unused commitment of the revolving debt was $5.0 million. The credit agreement governing the Revolving Debt contains certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all material loan covenants and requirements as of June 30, 2023.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

As of June 30, 2023, we have operating lease agreements and have service agreements for the use of data processing facilities, which are also leases under ASC 842 - Accounting for Leases.

As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As of June 30, 2023, we estimate the amount of existing tax basis and basis adjustments acquired in the IPO to be approximately $292.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the quarter ended June 30, 2023. For a discussion of our exposure to market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We previously adopted a Change in Control Bonus Plan, which provided for the payment of cash amounts to certain eligible employees upon the occurrence of a change in control of our company. The aggregate amount of payment that could have been made to all participants under the Change in Control Bonus Plan may have been as much as 18% of the gross consideration received by our equity holders in a change in control transaction. In connection with our IPO, we terminated the Change in Control Bonus Plan (and all Award Units issued thereunder). In connection therewith, the holders of Award Units that were vested at effectiveness of (or would vest within one year of effectiveness of) our IPO registration statement became entitled to receive shares of Class A common stock that would be issued, in one or more tranches, between October 20, 2022 and October 20, 2023. In addition, in exchange for termination of an agreement pursuant to which we were obligated to pay a percentage of our annual net profits to a non-executive employee, we will issue shares of Class A common stock to such employee between October 20, 2022 and October 20, 2023. We refer to the above obligations as the “Deferred Share Issuance Obligations” and, in order to satisfy the Deferred Share Issuance Obligations as of June 30, 2023, we were obligated to issue approximately 4.4 million shares of Class A common stock, in one or more tranches, to former holders of Award Units and the non-executive employee, in each case prior to October 20, 2023.

The issuance of Class A shares in satisfaction of the Deferred Share Issuance Obligations will result in significant dilution to holders of our capital stock. As of June 30, 2023, the issuance of approximately 4.4 million shares of Class A common stock would increase the aggregate number of shares of our Class A common stock and Class B common stock outstanding by approximately 3.6%. Furthermore, the related tax withholding obligations incurred in connection with the Deferred Share Issuance Obligations may be satisfied through methods that may include (i) our withholding from the issuance a number of shares with a value equivalent to the withholding amount due and using our available capital resources to pay the related tax burden, which could have a material impact on our liquidity and capital resources, and (ii) a “sell to cover” arrangement whereby we would withhold from issuance a certain number of shares, which would then be sold into the market with proceeds from such sale remitted to us in an amount that would satisfy the withholding amount. Any issuance of Class A common stock described above, or use of capital resources to pay the related tax burden described above, or the fact that any such issuance or use of capital resources may be impending, may adversely impact the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Use of Proceeds from IPO

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

On June 15, 2023, Daniel Groman, our Chief Technology Officer, adopted a pre-arranged stock trading plan (the “10b5-1 Plan”) that provides for the sale of up to 30,000 shares of our Class A common stock between September 14, 2023 and February 14, 2024 pursuant to the terms of the 10b5-1 Plan. The 10b5-1 Plan was designed to comply with the guidelines specified in Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).

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

ENFUSION, INC.

August 8, 2023	By:	/s/ Oleg Movchan
Oleg Movchan
Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer
(Principal Financial and Accounting Officer)