Form 10-Q
period 2023-09-30
Enfusion, Inc.
filed 2023-11-07
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 5, 2023, the registrant had 127,478,377 shares of common stock outstanding, consisting of 88,279,610 outstanding shares of Class A common stock and 39,198,767 outstanding shares of Class B common stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

●	our future financial performance, including our revenues, costs of revenues, gross profit or gross profit margin and operating expenses;
●	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our ability to maintain the security and availability of the products and services that comprise our solution;
●	our ability to increase the number of clients using our solution;
●	our ability to sell additional products and services to and retain our existing clients;
●	our ability to successfully expand in our existing markets and into new markets;
●	our ability to effectively manage our growth and future expenses;
●	our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	our anticipated investments in sales and marketing and research and development;
●	our ability to successfully defend litigation brought against us;
●	the increased expenses associated with being a public company;
●	the impact of global financial, economic, and political events on our business and industry; and
●	our ability to compete effectively with existing competitors and new market entrants.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENFUSION, INC.

Condensed Consolidated Interim Balance Sheets

(dollars and shares in thousands, except per share amounts)

	As of	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,652	$62,545
Accounts receivable, net	24,855	25,855
Prepaid expenses	4,079	6,105
Other current assets	1,459	2,303
Total current assets	62,045	96,808
Property and equipment, net	18,136	15,759
Right-of-use-assets, net	15,734	6,732
Other assets	5,825	4,484
Total assets	$101,740	$123,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,341	$1,685
Accrued expenses and other current liabilities	10,629	11,665
Current portion of lease liabilities	4,403	4,030
Total current liabilities	16,373	17,380
Lease liabilities, net of current portion	12,090	2,959
Total liabilities	28,463	20,339
Stockholders’ Equity:
Preferred stock, $0.001 par value; 100,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 88,217 and 70,860 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	88	71
Class B common stock, $0.001 par value; 150,000 shares authorized, 39,199 and 43,199 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	39	43
Additional paid-in capital	224,710	244,260
Accumulated deficit	(173,555)	(178,863)
Accumulated other comprehensive loss	(548)	(504)
Total stockholders’ equity attributable to Enfusion, Inc.	50,734	65,007
Non-controlling interests	22,543	38,437
Total stockholders’ equity	73,277	103,444
Total liabilities and stockholders’ equity	$101,740	$123,783

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Platform subscriptions	$40,857	$35,953	$118,465	$101,064
Managed services	3,028	2,504	8,717	7,130
Other	472	694	867	1,638
Total revenues	44,357	39,151	128,049	109,832

COST OF REVENUES:
Platform subscriptions	12,745	10,077	36,943	28,453
Managed services	1,604	1,776	4,789	5,059
Other	158	121	285	292
Total cost of revenues	14,507	11,974	42,017	33,804
Gross profit	29,850	27,177	86,032	76,028

OPERATING EXPENSES:
General and administrative	16,721	13,094	47,520	53,691
Sales and marketing	5,503	7,278	14,866	23,285
Technology and development	4,937	3,864	13,832	12,388
Total operating expenses	27,161	24,236	76,218	89,364
Income (loss) from operations	2,689	2,941	9,814	(13,336)

NON-OPERATING INCOME (EXPENSE):
Payment to related party	—	—	(1,501)	—
Loss on extinguishment of debt	(78)	—	(78)	—
Other income (expense), net	417	(56)	1,069	(59)
Total non-operating income (expense)	339	(56)	(510)	(59)

Income (loss) before income taxes	3,028	2,885	9,304	(13,395)
Income taxes	367	287	951	656
Net income (loss)	2,661	2,598	8,353	(14,051)
Net income (loss) attributable to non-controlling interests	833	1,059	2,951	(5,903)
Net income (loss) attributable to Enfusion, Inc.	$1,828	$1,539	$5,402	$(8,148)

Net income (loss) per Class A common shares attributable to Enfusion, Inc.:
Basic	$0.02	$0.02	$0.06	$(0.11)
Diluted	$0.02	$0.02	$0.06	$(0.11)
Weighted Average number of Class A common shares outstanding:
Basic	87,739	85,156	88,175	84,508
Diluted	127,841	131,760	130,049	84,508

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive Income (Loss)

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$2,661	$2,598	$8,353	$(14,051)
Other comprehensive income (loss), net of income tax:
Foreign currency translation loss	(252)	(152)	(63)	(591)
Total other comprehensive income (loss)	2,409	2,446	8,290	(14,642)
Comprehensive income (loss) attributable to non-controlling interests	751	997	2,932	(6,147)
Total comprehensive income (loss) attributable to Enfusion, Inc.	$1,658	$1,449	$5,358	$(8,495)

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

									Accumulated
			Class A		Class B		Additional		Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
July 1, 2023	—	$—	82,212	$82	41,199	$41	$223,766	$(175,383)	$(378)	$24,115	$72,243
Net income	—	—	—	—	—	—	—	1,828	—	833	2,661
Stock-based compensation	—	—	—	—	—	—	1,901	—	—	882	2,783
Share exchange	—	—	2,000	2	(2,000)	(2)	1,183	—	—	(1,183)	—
Issuance of IPO vested Class A common stock and share-based awards	—	—	3,005	3	—	—	607	—	—	(610)	—
Issuance of Class A common stock, net of issuance costs	—	—	1,000	1	—	—	5,412	—	—	2,217	7,630
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	(8,159)	—	—	(3,629)	(11,788)
Foreign currency translation	—	—	—	—	—	—	—	—	(170)	(82)	(252)
September 30, 2023	—	$—	88,217	$88	39,199	$39	$224,710	$(173,555)	$(548)	$22,543	$73,277

January 1, 2023	—	$—	70,860	$71	43,199	$43	$244,260	$(178,863)	$(504)	$38,437	$103,444
Net income	—	—	—	—	—	—	—	5,402	—	2,951	8,353
Stock-based compensation	—	—	—	—	—	—	3,081	—	—	1,465	4,546
Share exchange	—	—	4,000	4	(4,000)	(4)	2,559	—	—	(2,559)	—
Issuance of IPO vested Class A common stock and share-based awards	—	—	11,157	11	—	—	1,708	—	—	(1,719)	—
Issuance of Class A common stock, net of issuance costs	—	—	2,200	2	—	—	12,401	—	—	4,919	17,322
Cumulative impact of adopting ASU 2016-13	—	—	—	—	—	—	—	(94)	—	(55)	(149)
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	(39,096)	—	—	(20,772)	(59,868)
Foreign currency translation	—	—	—	—	—	—	—	—	(44)	(19)	(63)
Other	—	—	—	—	—	—	(203)	—	—	(105)	(308)
September 30, 2023	—	$—	88,217	$88	39,199	$39	$224,710	$(173,555)	$(548)	$22,543	$73,277

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

									Accumulated
			Class A		Class B		Additional		Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
July 1, 2022	—	$—	67,002	$67	46,069	$46	$240,501	$(180,896)	$(582)	$40,670	$99,806
Net income	—	—	—	—	—	—	—	1,539	—	1,059	2,598
Stock-based compensation	—	—	—	—	—	—	544	—	—	374	918
Issuance of restricted shares	—	—	7	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(90)	(62)	(152)
September 30, 2022	—	$—	67,009	$67	46,069	$46	$241,045	$(179,357)	$(672)	$42,041	$103,170

January 1, 2022	—	—	65,583	$66	47,471	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441
Net loss	—	—	—	—	—	—	—	(8,148)	—	(5,903)	(14,051)
Stock-based compensation	—	—	—	—	—	—	11,875	—	—	8,496	20,371
Share exchange	—	—	1,402	1	(1,402)	(1)	2,453	—	—	(2,453)	—
Issuance of restricted shares	—	—	24	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(347)	(244)	(591)
September 30, 2022	—	$—	67,009	$67	46,069	$46	$241,045	$(179,357)	$(672)	$42,041	$103,170

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$8,353	$(14,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash lease expense	5,231	3,823
Depreciation and amortization	6,472	4,654
Provision for credit losses	1,390	1,261
Amortization of debt-related costs	17	19
Loss on extinguishment of debt	78	—
Stock-based compensation expense	4,054	20,788
Other operating activities	16	—
Change in operating assets and liabilities:
Accounts receivable	(538)	(12,030)
Prepaid expenses and other assets	79	2,246
Accounts payable	(342)	(1,383)
Accrued compensation	(2,191)	5,665
Accrued expenses and other liabilities	1,162	(497)
Lease liabilities	(4,733)	(3,860)
Net cash provided by operating activities	19,048	6,635
Cash flows from investing activities:
Purchases of property and equipment	(7,376)	(6,185)
Net cash used in investing activities	(7,376)	(6,185)
Cash flows from financing activities:
Payment of debt issuance and debt facility costs	(1,151)	—
Settlement of tax receivable acquired in reorganization transactions	1,501	—
Issuance of Class A common stock, net of issuance costs	17,322	—
Payment of withholding taxes on stock-based compensation	(59,868)	(917)
Other financing activities	(308)	—
Net cash used in financing activities	(42,504)	(917)
Effect of exchange rate changes on cash and cash equivalents	(61)	(355)
Net decrease in cash and cash equivalents	(30,893)	(822)
Cash and cash equivalents, beginning of period	62,545	64,365
Cash and cash equivalents, end of period	$31,652	$63,543
Supplemental disclosure of non-cash investing activities:
Capitalized stock-based compensation expense	$491	$500
Accrued property and equipment	$—	$40
Supplemental disclosure of cash flow information:
Income taxes paid in cash	$598	$1,053
Right-of-use assets obtained in exchange for lease liabilities	$13,893	$9,514

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1   Organization and Description of Business

Enfusion is a leading provider of cloud-based order and execution management, portfolio management and risk systems. Enfusion’s clients include large global hedge fund managers, institutional asset managers, family offices and other institutional investors. Enfusion provides its clients with innovative real-time performance, risk calculations, and accounting capabilities for some of the most sophisticated financial products. The Company is headquartered in Chicago, Illinois and has offices in New York, London, Dublin, Hong Kong, Singapore, São Paulo, Mumbai, Bengaluru, and Sydney.

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

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc., and Enfusion US 3, Inc.; as well as a controlling financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacao Ltda, Enfusion (Australia) Pty. Ltd., Enfusion (Shanghai) Co., Ltd. and Enfusion Tech Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income by the other common unitholders of Enfusion, Ltd. LLC. As of September 30, 2023, Enfusion, Inc. owned 69.2% of Enfusion Ltd. LLC.

Note 2   Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023. The condensed consolidated interim financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited condensed consolidated interim financial statements include the accounts of Enfusion, Inc. and its wholly or majority-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held as investments in money market funds are included within cash and cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had approximately $26 million and $55 million, respectively, invested in money market accounts.

Accounts Receivable and Allowances

As of September 30, 2023 and December 31, 2022, no individual client represented more than 10% of accounts receivable. For the three and nine months ended September 30, 2023 and 2022, respectively, no individual client represented more than 10% of the Company’s total revenue.

Trade accounts receivable are recorded at the invoiced amount. Accounts receivable are presented net of an estimated allowance for expected credit losses. The Company maintains an allowance for expected credit losses as a reduction of trade accounts receivable’s amortized cost basis to present the net amount expected to be collected. The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) as of January 1, 2023, as described below. Prior to the adoption of ASC 326 the Company’s allowance was based upon an analysis of past credit history and the current financial condition of the Company’s customers, as well as the consideration of expected trends based upon characteristics of the accounts and general economic conditions. Under the application of ASC 326, the Company’s historical credit loss experience provides the basis for the estimation of expected credit losses.

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

The following table summarizes the activity of the allowances applied to accounts receivable for the nine months ended September 30, 2023 (in thousands):

Balance at December 31, 2022	1,225
Changes to the provision	774
Accounts written off, net of recoveries	(850)
Balance at September 30, 2023	$1,149

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

Annual Bonus Incentive Plan

Annual bonuses payable by the Company to its officers and employees may be funded through a combination of cash and equity, at the discretion of the Company’s Compensation Committee. We accrue and record the related corporate bonus amounts payable in cash in the period in which it is earned by the recipient. The Compensation

Committee may make incentive awards based on such terms, conditions, and criteria as it considers appropriate. Stock awards issued in connection with these bonuses may or may not be subject to additional vesting conditions at the time of grant, which are subject to determination by the Compensation Committee.

For annual bonuses settled in cash, the Company accrues over the course of the year the annual bonuses earned by employees but paid in the following year. For annual bonuses settled in stock, in accordance with ASC 718, Stock Compensation, the Company views the authorization of the award to be the date that all approval requirements are completed (e.g., action by the compensation committee approving the awards and determining the number of equity instruments to be issued), and therefore, the service inception to begin at grant date. As such, stock-based compensation cost related to the Annual Bonus Incentive Plan is recognized on the grant date to the extent such awards are not subject to additional vesting conditions.

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

Service contracts with multiple performance obligations

Certain of our contracts provide for customers to be charged a fee for implementation services. In determining whether the implementation services, which frequently include configuration and/or interfacing, customer reporting, customizing user permissions and acceptance testing, end-user training, and establishing connections with third-party interfaces, are distinct from our platform subscription services, we consider, in addition to their complexity and level of customization, that these services are integral in delivering the customer desired output and are necessary for the customer to access and begin to use the hosted application. The implementation provider must be intimately familiar with our platform to effectively execute the customization required and no other entities have access to the source code. We have concluded that the implementation services in our service contracts with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the contract.

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of September 30, 2023 was $29.1 million and is expected to be recognized based on the below schedule (in thousands).

Remaining Performance Obligation	September 30, 2023
2023	$5,979
2024	15,446
2025	6,411
2026	1,236
2027	63
Total	$29,135

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following tables (in thousands):

	Three Months Ended September 30,
	2023		2022
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$27,648	62.3%	$25,109	64.1%
Europe, Middle East, and Africa (EMEA)	6,595	14.9%	5,113	13.1%
Asia Pacific (APAC)	10,114	22.8%	8,929	22.8%
Total revenues	$44,357	100.0%	$39,151	100.0%

*	The Company’s total revenues in the United States were $25.8 million and $24.5 million for the three months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30,
	2023		2022
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$79,961	62.4%	$70,386	64.1%
Europe, Middle East, and Africa (EMEA)	18,680	14.6%	14,063	12.8%
Asia Pacific (APAC)	29,408	23.0%	25,383	23.1%
Total revenues	$128,049	100.0%	$109,832	100.0%

*	The Company’s total revenues in the United States were $76.7 million and $68.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

None.

Note 4   Property and Equipment, Net

As of September 30, 2023 and December 31, 2022, property and equipment, net located in the United States was $16.5 million and $13.7 million, respectively. The remainder was located in our various international locations. Included in property and equipment are the capitalized costs of software development. Software development costs capitalized during the three months ended September 30, 2023 and 2022 were $1.9 million and $1.1 million, respectively. Software development costs capitalized during the nine months ended September 30, 2023 and 2022 were $4.6 million and $3.6 million, respectively.

Depreciation expense related to property and equipment, excluding software development costs, was $1.3 million and $892 thousand for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense related to property and equipment, excluding software development costs, was $3.1 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense related to software development costs was $904 thousand and $582 thousand for the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to software development costs was $2.4 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$8,081	$10,268
Accrued expenses and other	1,029	1,112
Accrued taxes	1,519	285
Total accrued expenses and other current liabilities	$10,629	$11,665

Accrued compensation includes accrued expenses for bonuses, sales commissions, compensated absences, and other compensation-related expenses.

Note 6 Debt

New Credit Agreement

On September 15, 2023, the Company entered into a credit agreement (the “New Credit Agreement”) with Bank of America N.A. and a syndicate of lending institutions. The New Credit Agreement provides for a senior secured revolving loan facility in an aggregate principal amount of up to $100 million, including a $10 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10 million. The New Credit Agreement also includes an uncommitted accordion feature that allows for up to $50 million of additional borrowing capacity, subject to obtaining lender commitments and the satisfaction of certain customary conditions. The New Credit Agreement matures on September 15, 2028, at which time all outstanding principal and unpaid interest will become due. Obligations under the New Credit Agreement are secured by a lien on substantially all of the assets of the Company.

Revolving loans under the New Credit Agreement will bear interest, at the Company’s option, at an annual rate benchmarked to (1) the Secured Overnight Financing Rate (“SOFR”) or (2) a “Base Rate” that is equal to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate and (c) one month adjusted term SOFR plus 1.00%. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus a margin between 2.00% and 2.75%. Loans based on the Base Rate bear interest at a rate equal to the Base Rate plus a margin between 1.00% and 1.75% (such margins being referred to as the “Applicable Rate”). The Applicable Rate in each case is determined based on the Company’s consolidated net leverage ratio. The Company is also required to pay a commitment fee of between 0.20% and 0.25% per annum on the unused portion of the lenders’ commitments in respect of the revolving loans and letter of credit obligations, based on the Company’s consolidated net leverage ratio. As of September 30, 2023, the commitment fee rate was 0.25%.

The New Credit Agreement contains certain customary covenants with which we must comply, including financial covenants relating to a net leverage ratio covenant and an interest coverage ratio. We were in compliance with all loan covenants and requirements as of September 30, 2023.

Issuance costs associated with the New Credit Agreement were capitalized and included in other assets on the accompanying consolidated balance sheets. As of September 30, 2023, unamortized debt issuance costs were $1.2 million.

As of September 30, 2023, the Company had no outstanding borrowings under the New Credit Agreement.

Prior Credit Agreement

Concurrent with entering into the New Credit Agreement, on September 15, 2023, the Company terminated its $5 million revolving credit facility (the “Prior Credit Agreement”) with Silicon Valley Bank, which by its terms was scheduled to mature on December 17, 2025. At the time of termination, there were no borrowings outstanding under the Prior Credit Agreement. The Company recognized a loss on extinguishment of debt of approximately $80 thousand associated with the termination of the Prior Credit Agreement.

Note 7   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. No material accruals for contingencies were recorded as of September 30, 2023 and December 31, 2022, respectively.

Note 8   Stockholders’ Equity

Prior to the Reorganization Transactions, Enfusion Ltd. LLC was organized as a limited liability company owned by its members, each of whose membership interests consisted of an equal number of: (i) “Economic Units,” which represented a member’s economic interest in Enfusion Ltd. LLC; and (ii) “Participation Units,” which represented a member’s right to participate (vote) in the affairs of Enfusion Ltd. LLC.

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

Holders of the Class C-1, C-2 and D preferred units had the option to require the Company to redeem their units. In accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, outstanding Class C-1, C-2, and D preferred units were classified outside of permanent equity and within temporary equity due to their optional redemption features and liquidation preferences.

In connection with the Reorganization Transactions, the Amended and Restated Operating Agreement of Enfusion Ltd. LLC (the “LLC Operating Agreement”) was amended and restated to, among other things, modify its capital structure by reclassifying each of the outstanding Class A units and C-1, C-2 and D preferred units into the Common Units through a stock split on a 1,000,000 to 1 basis. The number of Common Units outstanding following the Reorganization Transactions reflect the 1,000,000 to 1 stock split. Pursuant to the adoption of the LLC Operating Agreement, Enfusion US 1, Inc., a newly-formed wholly owned subsidiary of Enfusion, Inc., was appointed the sole managing member of Enfusion Ltd. LLC.

On August 14, 2023, the Company sold 1.0 million shares of Class A common stock of the Company, par value $0.001 per share, in a private placement at a price of $7.65 per share. Total net proceeds of the transaction were $7.6 million.

Refer to Note 12, Related Party Transactions, in this Quarterly Report on Form 10-Q for more information on other private placement transactions.

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

Preferred Stock

The Company’s board of directors have the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of September 30, 2023, the Company has no shares of preferred stock outstanding nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 9 Stock-Based Compensation

The Company’s stock compensation expense was recognized in the following captions within the unaudited consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$227	$406	$720	$1,100
General and administrative	1,702	(1,478)	3,125	12,034
Sales and marketing	189	1,454	(1,181)	4,939
Technology and development	444	451	1,390	2,715
Total stock compensation expense	$2,562	$833	$4,054	$20,788

Stock-based compensation expense for the three months ended September 30, 2023 and 2022 was $2.6 million and $833 thousand, respectively, which represents an increase of $1.8 million. The three months ended September 30, 2022 included forfeitures of restricted stock primarily resulting from the Chief Executive Officer transition.

Stock-based compensation expense for the nine months ended September 30, 2023 and 2022 was $4.1 million and $20.8 million, respectively, which represents a decrease of $16.7 million. During the nine months ended September 30, 2023, the Company reversed previously recognized stock-based compensation expense in the amount of $4.7 million in connection with the forfeiture of certain awards relating to employees that departed the Company during those same nine months. The Company accounts for forfeitures as they occur.

2021 Employee Stock Purchase Plan

In connection with the IPO, the Company also adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2023, 2,421,126 shares of Class A common stock were reserved and authorized for issuance to participating employees under the 2021 ESPP. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the lesser of (i) 1% of the outstanding number of shares of our Class A common stock and Class B common stock on the immediately preceding December 31 or (ii) such lesser number of shares of Class A common stock as determined by the administrator of the 2021 ESPP. Under the 2021 ESPP, eligible employees may be granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. No options were granted under the 2021 ESPP in the three and nine months ended September 30, 2023 and September 30, 2022, respectively.

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

Restricted stock units

During the three months ended September 30, 2023, there were 113,247 restricted stock units (“RSUs”) granted under the Plan, at a weighted average grant fair value of $8.87. During the nine months ended September 30, 2023, there were 857,587 restricted stock units (“RSUs”) granted under the Plan, at a weighted average grant date fair value of $10.44. Total unrecognized stock compensation expense related to unvested RSUs was $18.2 million as of September 30, 2023, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock options

During the three months ended September 30, 2023, no stock options were granted under the Plan, and no stock options were forfeited. During the nine months ended September 30, 2023, 71,004 stock options were granted under the Plan, at a weighted average exercise price of $11.06, and 31,474 stock options were forfeited. As of September 30, 2023, there was approximately $400 thousand of unrecognized equity-based compensation expense related to the remaining stock options issued, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

During the three months ended September 30, 2022, there were no stock options granted under the Plan. During the nine months ended September 30, 2022, 84,000 stock options were granted under the Plan, at a weighted average exercise price of $9.86 per option. During the three and nine months ended September 30, 2022, 32,000 stock options were forfeited.

Performance-based RSUs

No Performance-based RSUs were granted in the three and nine months ended September 30, 2023 and September 30, 2022, respectively. Total unrecognized stock compensation expense related to unvested performance stock units (“PSUs”) was $616 thousand as of September 30, 2023, which is expected to be recognized over a weighted-average period of 0.9 years.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss)	$2,661	$2,598	$8,353	$(14,051)
Less: Net (income) loss attributable to non-controlling interests	(833)	(1,059)	(2,951)	5,903
Net income (loss) attributable to Enfusion, Inc.	$1,828	$1,539	$5,402	$(8,148)
Numerator:
Net income (loss) attributable to Enfusion, Inc.	$1,828	$1,539	$5,402	$(8,148)
Reallocation of Net income (loss) attributable to vested but unissued shares	3	142	291	(897)
Numerator for Basic Earnings per Share	$1,831	$1,681	$5,693	$(9,045)
Adjustment to Income for Dilutive Shares	830	917	2,660	-
Numerator for Diluted Earnings per Share	$2,661	$2,598	$8,353	$(9,045)
Denominator:
Weighted-average shares of Class A common stock outstanding	85,576	66,648	78,307	66,296
Vested shares of Class A common stock and RSUs	2,163	18,508	9,868	18,212
Weighted-average shares of Class A common stock outstanding--basic	87,739	85,156	88,175	84,508
Add: Dilutive Shares	40,102	46,604	41,874	-
Weighted-average shares of Class A common stock outstanding--diluted	127,841	131,760	130,049	84,508
Net income (loss) per share of Class A common stock--Basic	$0.02	$0.02	$0.06	$(0.11)
Net income (loss) per share of Class A common stock--Diluted	$0.02	$0.02	$0.06	$(0.11)

The following number of potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Class B common stock	-	-	-	46,765
Contingently issuable shares of Class A common stock	-	-	-	540
Restricted stock units	667	-	806	2,766
Stock options	84	52	84	52
	751	52	890	50,123

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be dilutive for the three and nine months ended September 30, 2023, and have therefore been included in the computation of diluted earnings per share of Class A common stock. For the three months ended September 30, 2022, shares of Class B common stock were determined to be dilutive, and have therefore been included in the computation of diluted earnings per share of Class A common stock. However, for the nine months ended September 30, 2022, shares of Class B common stock were determined to be anti-dilutive, and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.

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

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 12.1% and 9.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 10.2% and (4.9)%, respectively. In the three and nine months ended September 30, 2023 and 2022, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to income or loss attributable to non-controlling interest, changes in valuation allowance in the U.S., and foreign income taxes.

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

On July 19, 2023 and August 1, 2023, pursuant to the terms of the LLC Operating Agreement, the exchanging Pre-IPO Common Unitholders respectively surrendered 1,000,000 and 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company respectively issued 1,000,000 and 1,000,000 shares of Class A common stock to each exchanging Pre-IPO Common Unitholder, canceled an equal number of Class B common stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000 and 1,000,000, respectively

For a discussion of other related party transactions that occurred during the fiscal year ended December 31, 2022, please refer to Note 13, Related Party Transactions, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated interim financial statements and related notes and other financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to the historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the section titled “Special Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

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

Our total revenues were 98.9% and 99.3% recurring subscription-based during the three and nine months ended September 30, 2023, respectively, and 98.2% and 98.5% during the three and nine months ended September 30, 2022, respectively. Generally, we charge our clients fees comprised of various components such as user fees, connectivity fees, market data fees and technology-powered, managed service fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. We are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker reviews and assesses the performance of our business. Our total revenues were $44.4 million and $128.0 million for the three and nine months ended September 30, 2023, respectively, compared to $39.2 million and $109.8 million for the three and nine months ended September 30, 2022, respectively. Platform subscriptions and managed services revenues were $43.9 million for the three months ended September 30, 2023, or 98.9% of total revenues, which represents an increase of 14.1% from $38.5 million for the three months ended September 30, 2022, or 98.2% of total revenues. For the nine months ended September 30, 2023, platform subscriptions and managed services revenue were $127.2 million, or 99.3% of total revenues, which represents an increase of 17.5% compared to $108.2 million for the nine months ended September 30, 2022, or 98.5% of total revenues. We had net income of $2.7 million and $8.4 million for the three and nine months ended September 30, 2023, respectively, compared to a net income of $2.6 million and a net loss of $14.1 million for the three and nine months ended September 30, 2022, respectively.

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

Cost of Revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of our software and services, including base salaries, bonuses, employee benefits, and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead and certain direct data and hosting costs, and stock-based compensation. Our cost of revenues has fixed and variable components and depends on the type of revenues earned in each period. We expect our cost of revenues to increase in absolute dollars as we continue to hire personnel to provide hosting services and technical support to our growing client base.

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

Since its incorporation, Enfusion, Inc. has been subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of Enfusion, Ltd. LLC and is taxed at the prevailing corporate tax rates. Enfusion, Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of our reported results of operations.

Non-Controlling Interests

Non-controlling interests represent the portion of profit or loss, net assets, and comprehensive income (loss) of our consolidated subsidiary that is not allocable to the Company based on our percentage of ownership of this entity. Income or loss attributed to the non-controlling interests is based on the Common Units outstanding during the period and is presented on the consolidated statements of operations and consolidated statements of comprehensive income (loss).

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated interim financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended September 30,
(in thousands)	2023	2022

	Unaudited
REVENUES:
Platform subscriptions	$40,857	$35,953
Managed services	3,028	2,504
Other	472	694
Total revenues	44,357	39,151

COST OF REVENUES:
Platform subscriptions	12,745	10,077
Managed services	1,604	1,776
Other	158	121
Total cost of revenues	14,507	11,974
Gross profit	29,850	27,177

OPERATING EXPENSES:
General and administrative	16,721	13,094
Sales and marketing	5,503	7,278
Technology and development	4,937	3,864
Total operating expenses	27,161	24,236
Income from operations	2,689	2,941

NON-OPERATING INCOME (EXPENSE):
Loss on extinguishment of debt	(78)	—
Other income (expense), net	417	(56)
Total non-operating income (expense)	339	(56)

Income before income taxes	3,028	2,885
Income taxes	367	287
Net income	2,661	2,598
Net income attributable to non-controlling interests	833	1,059
Net income attributable to Enfusion, Inc.	$1,828	$1,539

Revenues

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Platform subscriptions	$40,857	$35,953	$4,904	13.6%
Managed services	3,028	2,504	524	20.9%
Other	472	694	(222)	(32.0)%
Total revenues	$44,357	$39,151	$5,206	13.3%

Total revenue was $44.4 million for the three months ended September 30, 2023 compared to $39.2 million for the three months ended September 30, 2022, representing an increase of $5.2 million, or 13.3%.

Platform subscriptions

Platform subscriptions revenue increased by $4.9 million, or 13.6%, from $36.0 million for the three months ended September 30, 2022 to $40.9 million for the three months ended September 30, 2023. The increase was primarily comprised of $4.1 million related to upsell and increased users within existing contracts and $2.4 million reflecting the full-period impact of contracts signed in prior periods. In addition, new client revenue increased by $3.0 million. Increases and upsells were offset by client churn of $3.0 million and downgrades of $1.6 million, respectively. Price changes did not materially impact period-over-period growth.

Managed services

Managed services revenue increased by $524 thousand, or 20.9%, from $2.5 million for the three months ended September 30, 2022 to $3.0 million for the three months ended September 30, 2023. The increase was driven by $400 thousand in new client revenue, including the full impact of contracts signed in prior periods, $300 thousand related to existing clients, and $300 thousand of favorability in credit memo reserves. This increase was offset by churn and downgrades of $500 thousand.

Other

Other revenues, primarily consisting of data conversion services, decreased by $222 thousand over the comparative period. The decrease was due primarily to a lower volume of data conversion projects in the current period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Cost of revenues:
Platform subscriptions	$12,745	$10,077	$2,668	26.5%
Managed services	1,604	1,776	(172)	(9.7)%
Other	158	121	37	30.6%
Total cost of revenues	$14,507	$11,974	$2,533	21.2%

Gross profit	$29,850	$27,177	$2,673	9.8%

Gross profit margin	67.3%	69.4%

Cost of Revenues

Cost of revenues increased by $2.5 million, or 21.2%, from $12.0 million for the three months ended September 30, 2022 to $14.5 million for the three months ended September 30, 2023. The increase was driven by an increase of $800 thousand in payroll and payroll-related expenses over the comparative period, resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. In addition, market data expenses increased by $800 thousand due to a larger client base and increased usage. Furthermore, there was an increase in hosting costs of $400 thousand related to the expansion of our data centers, a $300 thousand increase in amortization of capitalized software, and a $200 thousand increase in occupancy costs.

Gross profit increased by $2.7 million, from $27.2 million for the three months ended September 30, 2022 to $29.9 million for the three months ended September 30, 2023. Gross profit margin decreased by 2.1% primarily attributable to increased personnel costs from increased staffing levels across onboarding and account management, increased annual salaries, and increased cost of employee benefits. Gross profit margin also decreased due to an increase in hosting and market data costs.

Operating Expenses

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
General and administrative	$16,721	$13,094	$3,627	27.7%
Sales and marketing	5,503	7,278	(1,775)	(24.4)%
Technology and development	4,937	3,864	1,073	27.8%
Total operating expenses	$27,161	$24,236	$2,925	12.1%

General and administrative

General and administrative expenses increased by $3.6 million, from $13.1 million for the three months ended September 30, 2022 to $16.7 million for the three months ended September 30, 2023. The increase was primarily driven by a $3.6 million increase in stock-based compensation expense compared to the three months ended September 30, 2022 which included forfeitures of restricted stock resulting from the Chief Executive Officer transition in the three months ended September 30, 2022. Furthermore, payroll and payroll-related expenses increased by $1.1 million. This increase was partially offset by a $900 thousand decrease in professional service fees and a $200 thousand decrease in credit loss expense reflecting improved collections.

Sales and marketing

Sales and marketing expenses decreased by $1.8 million, from $7.3 million for the three months ended September 30, 2022 to $5.5 million for the three months ended September 30, 2023. The decrease was primarily attributable to a $1.3 million decrease in stock-based compensation resulting from executive forfeitures of restricted stock in the three months ended September 30, 2023. The decrease was also attributable to a $300 thousand reduction in payroll and payroll-related expenses due to lower headcount and cost-reduction measures, a $300 thousand decrease in marketing expenses due to cost-reduction measures, and a $300 thousand decrease in other sales and marketing expenses including travel and entertainment. This was partially offset by a $400 thousand increase in commission expense.

Technology and development

Technology and development expenses increased by $1.1 million, from $3.9 million for the three months ended September 30, 2022 to $4.9 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase in payroll and payroll-related expenses of $800 thousand attributable to increased headcount. Furthermore, there was a $300 thousand increase in other technology expenses.

Non-Operating Income (Expense)

Non-operating income (expense) increased from an expense of $100 thousand during the three months ended September 30, 2022 to income of $300 thousand for the three months ended September 30, 2023. The increase was attributable to interest earned on cash invested in the money market account established in the third quarter of 2022 and the effects of foreign currency exchange rates.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our consolidated results of operations for the periods shown:

	Nine Months Ended September 30,
(in thousands)	2023	2022

	Unaudited
REVENUES:
Platform subscriptions	$118,465	$101,064
Managed services	8,717	7,130
Other	867	1,638
Total revenues	128,049	109,832

COST OF REVENUES:
Platform subscriptions	36,943	28,453
Managed services	4,789	5,059
Other	285	292
Total cost of revenues	42,017	33,804
Gross profit	86,032	76,028

OPERATING EXPENSES:
General and administrative	47,520	53,691
Sales and marketing	14,866	23,285
Technology and development	13,832	12,388
Total operating expenses	76,218	89,364
Income (loss) from operations	9,814	(13,336)

NON-OPERATING INCOME (EXPENSE):
Payment to related party	(1,501)	—
Loss on extinguishment of debt	(78)	—
Other income (expense), net	1,069	(59)
Total non-operating expense	(510)	(59)

Income (loss) before income taxes	9,304	(13,395)
Income taxes	951	656
Net income (loss)	8,353	(14,051)
Net income (loss) attributable to non-controlling interests	2,951	(5,903)
Net income (loss) attributable to Enfusion, Inc.	$5,402	$(8,148)

Revenues

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Platform subscriptions	$118,465	$101,064	$17,401	17.2%
Managed services	8,717	7,130	1,587	22.3%
Other	867	1,638	(771)	(47.1)%
Total revenues	$128,049	$109,832	$18,217	16.6%

Total revenue was $128.0 million for the nine months ended September 30, 2023 compared to $109.8 million for the nine months ended September 30, 2022, representing an increase of $18.2 million, or 16.6%.

Platform subscriptions

Platform subscriptions revenue increased by $17.4 million, or 17.2%, from $101.1 million for the nine months ended September 30, 2022 to $118.5 million for the nine months ended September 30, 2023. The increase was primarily comprised of $14.0 million reflecting the full-period impact of contracts signed in prior periods and $8.9 million related to upsell and increased users within existing contracts. In addition, new client revenue increased by $6.1 million. Increases and upsells were offset by client churn of $7.3 million, downgrades of $3.4 million, and a $900 thousand increase in credit memo reserves.

Managed services

Managed services revenue increased by $1.6 million, or 22.3%, from $7.1 million for the nine months ended September 30, 2022 to $8.7 million for the nine months ended September 30, 2023. The increase was primarily driven by increased sales of new services within existing clients of $900 thousand. Revenue also increased due to the full-period impact of sales booked in prior periods of $800 thousand, new client revenue of $700 thousand, and $200 thousand of favorability in credit memo reserves. This increase was offset by churn, including downgrades, of $1.0 million.

Other

Other revenues, primarily consisting of data conversion services, decreased by $771 thousand over the comparative period. The decrease was due primarily to a lower volume of data conversion projects in the current period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Cost of revenues:
Platform subscriptions	$36,943	$28,453	$8,490	29.8%
Managed services	4,789	5,059	(270)	(5.3)%
Other	285	292	(7)	(2.4)%
Total cost of revenues	$42,017	$33,804	$8,213	24.3%

Gross profit	$86,032	$76,028	$10,004	13.2%

Gross profit margin	67.2%	69.2%

Cost of Revenues

Cost of revenues increased by $8.2 million, or 24.3%, from $33.8 million for the nine months ended September 30, 2022 to $42.0 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in payroll and payroll-related expenses of $3.3 million, resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. In addition, market data expenses increased by $2.6 million due to a larger client base, increased usage, and pricing pressures. Hosting costs increased by $1.1 million over the comparative period related to the expansion of our data centers and temporary double occupancy in the second quarter of 2023. Furthermore, there was a $900 thousand increase in the amortization of capitalized software and a $300 thousand increase in occupancy costs.

Gross profit increased by $10.0 million, from $76.0 million for the nine months ended September 30, 2022 to $86.0 million for the nine months ended September 30, 2023. Gross profit margin decreased by 2.0% primarily attributable to increased personnel costs from increased staffing levels across onboarding and account management, increased annual salaries, and increased cost of employee benefits. Gross profit margin also decreased due to an increase in hosting and market data costs.

Operating Expenses

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
General and administrative	$47,520	$53,691	$(6,171)	(11.5)%
Sales and marketing	14,866	23,285	(8,419)	(36.2)%
Technology and development	13,832	12,388	1,444	11.7%
Total operating expenses	$76,218	$89,364	$(13,146)	(14.7)%

General and administrative

General and administrative expenses decreased by $6.2 million, from $53.7 million for the nine months ended September 30, 2022 to $47.5 million for the nine months ended September 30, 2023. The decrease was primarily attributable to an $8.1 million decrease in stock-based compensation expense resulting from our accounting policy to account for forfeitures as they occur. Additionally, professional services fees decreased by $2.5 million compared to the first nine months of 2022. These decreases were partially offset by $3.8 million of additional payroll and payroll-related expenses and $600 thousand of incremental information technology systems costs to support organizational growth and increased headcount (e.g., additional licenses).

Sales and marketing

Sales and marketing expenses decreased by $8.4 million, from $23.3 million for the nine months ended September 30, 2022 to $14.9 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $6.2 million decrease in stock-based compensation expense resulting from our accounting policy to account for forfeitures as they occur. The decrease was also attributable to a $1.6 million reduction in payroll and payroll-related expenses attributable to lower headcount and cost-reduction measures. Furthermore, travel expenses decreased $900 thousand, and marketing expenses decreased $400 thousand as a result of cost-reduction measures. The decrease was partially offset by a $700 thousand increase in commission expense.

Technology and development

Technology and development expenses increased by $1.4 million, from $12.4 million for the nine months ended September 30, 2022 to $13.8 million for the nine months ended September 30, 2023. The increase was primarily attributable to a $2.4 million increase in payroll and payroll-related expenses attributable to increased headcount. Furthermore, there was a $300 thousand increase in other technology expenses. This increase was partially offset by a $1.3 million decrease in stock-based compensation expense resulting from our accounting policy to account for forfeitures as they occur.

Non-Operating Income (Expense)

Non-operating expenses increased from $100 thousand for the nine months ended September 30, 2022 to $500 thousand for the nine months ended September 30, 2023. The increase was attributable to the related-party payment to FTV Fund IV of approximately $1.5 million in the second quarter of 2023 partially offset by the interest earned on cash invested in the money market account established in the third quarter of 2022 and the effects of foreign currency exchange rates.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt and equity. As of September 30, 2023, we had cash and cash equivalents of $31.7 million and $100.0 million in available borrowing capacity under our New Credit Agreement. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Part II, Item 1A. Risk Factors. We expect that our future uses of cash will also include paying income taxes and obligations under our Tax Receivable Agreement.

We previously had a “Deferred Share Issuance Obligation” that consisted of obligations to issue shares of Class A common stock to (i) holders of Award Units that were vested at the time of our IPO (or would have vested within one year thereof), and (ii) a non-executive employee. During the quarter ended September 30, 2023, we satisfied the remaining 4.4 million share Deferred Share Issuance Obligation in full. We satisfied the related tax withholding obligations by utilizing $7.7 million of proceeds from a private placement of common stock, $3.7 million of proceeds from “sell to cover” arrangements, and by using $4.0 million of cash on hand, which resulted in our withholding approximately 0.4 million shares of Class A common stock from issuance.

We may in the future enter into arrangements to acquire or invest in complementary businesses, services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt financing.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Net cash provided by operating activities	$19,048	$6,635	$12,413	187.1%
Net cash used in investing activities	(7,376)	(6,185)	(1,191)	19.3%
Net cash used in financing activities	(42,504)	(917)	(41,587)	4,535.1%
Effect of exchange rate changes on cash	(61)	(355)	294	(82.8)%
Net decrease in cash	$(30,893)	$(822)	$(30,071)	3,658.3%

Operating activities

We generated $19.0 million in cash flows from operating activities during the nine months ended September 30, 2023, resulting from our net income of $8.4 million, adjusted by non-cash charges of $17.2 million and offset by $6.6 million of cash used in working capital activities. Cash flows from operating activities also includes $1.5 million of cash outflow related to the return of funds to FTV Fund IV in the second quarter of 2023.

For the nine months ended September 30, 2022, we generated $6.6 million in cash flows from operating activities, resulting from a net loss of $14.1 million, adjusted by non-cash charges of $30.5 million, which includes $20.8 million in stock-based compensation expense, and offset by $9.9 million of cash used in working capital activities.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2023 was $7.4 million, compared to $6.2 million of net cash used in investing activities in the nine months ended September 30, 2022.

Financing activities

We used $42.5 million in cash flows from financing activities during the nine months ended September 30, 2023, comprised primarily of $59.9 million in payments of withholding taxes on stock-based compensation and $1.2 million in payments of debt issuance costs associated with the New Credit Agreement. This was partially offset by $17.3 million in net stock issuance proceeds and a $1.5 million refund from the Internal Revenue Service in the second quarter of 2023.

For the nine months ended September 30, 2022, we used $917 thousand in cash flows resulting from payments of withholding taxes on stock-based compensation.

Indebtedness

On September 15, 2023, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America and a syndicate of lending institutions. The New Credit Agreement provides for a senior secured revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The New Credit Agreement also includes an uncommitted accordion feature that allows for up to $50.0 million of additional borrowing capacity, subject to obtaining lender commitments and the satisfaction of certain customary conditions. We were in compliance with all loan covenants and requirements as of September 30, 2023. As of September 30, 2023, we had no outstanding borrowings under the New Credit Agreement.

Concurrent with entering into the New Credit Agreement on September 15, 2023, the Company terminated its $5.0 million revolving credit agreement (the “Prior Credit Agreement”) with Silicon Valley Bank, which by its terms was scheduled to mature on December 17, 2025. At the time of termination, there were no borrowings outstanding under the Prior Credit Agreement.

Refer to Note 6, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the New Credit Agreement.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

As of September 30, 2023, we have operating lease agreements and have service agreements for the use of data processing facilities, which are also leases under ASC 842 - Leases.

As of September 30, 2023, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As of September 30, 2023, we estimate the amount of existing tax basis and basis adjustments acquired in the IPO to be approximately $323 million.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures in the unaudited condensed consolidated interim financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions and any such difference may be material. For a discussion of how these and other factors may affect our business, see “Part II, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are described under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

Refer to Note 3, Summary of Significant Accounting Policies, to our unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the quarter ended September 30, 2023. For a discussion of our exposure to market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, other than those set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and filed with the SEC on August 8, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

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

10.1

Credit Agreement dated as of September 15, 2023 among Enfusion Ltd. LLC, Enfusion, Inc., the guarantors party thereto, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on September 18, 2023).

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

ENFUSION, INC.

November 7, 2023	By:	/s/ Oleg Movchan
Oleg Movchan
Chief Executive Officer
(Principal Executive Officer)

November 7, 2023	By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer
(Principal Financial and Accounting Officer)