Form 10-Q
period 2024-03-31
Enfusion, Inc.
filed 2024-05-09
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 7, 2024, the registrant had 128,110,210 shares of common stock outstanding, consisting of 91,911,443 outstanding shares of Class A common stock and 36,198,767 outstanding shares of Class B common stock.

GLOSSARY

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

●	“ASC” refers to Accounting Standards Codification.
●	“Common Units” refers to the new class of units of Enfusion Ltd. LLC created by the reclassification of the LLC interests of Enfusion Ltd. LLC as part of the Reorganization Transactions.
●	“Enfusion,” the “Company,” “we,” “us” and “our” and similar references refer: (1) following the consummation of the Reorganization Transactions, including our IPO, to Enfusion, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Enfusion Ltd. LLC and (2) prior to the completion of the Reorganization Transactions, including our IPO, to Enfusion Ltd. LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“IPO” refers to the Company’s initial public offering, completed on October 25, 2021.
●	“LLC Operating Agreement” refers to the Seventh Amended and Restated Operating Agreement of Enfusion Ltd, LLC, dated as of October 19, 2021.
●	“Pre-IPO Owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Pre-IPO Common Unitholders” refer to Pre-IPO Owners that held Common Units following the Reorganization Transactions.
●	“Reorganization Transactions” refer to our IPO and certain organizational transactions that were affected in connection with our IPO, and the application of the net proceeds therefrom. See “Initial Public Offering and Reorganization Transactions” in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the transactions.
●	“SaaS” refers to software as a service.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated as of October 19, 2021, entered into by and among the Company and each of the other persons from time to time party thereto.
●	“U.S. GAAP” refers to generally accepted accounting principles in the United States of America.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

●	our future financial performance, including our revenues, costs of revenues, gross profit or gross profit margin, and operating expenses;
●	our ability to successfully expand in our existing markets and into new markets;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our ability to retain existing clients and onboard new clients;
●	our ability to sell additional products and services to our clients;
●	our ability to successfully identify, integrate, and realize the benefits of strategic acquisitions or partnerships;
●	our ability to effectively manage our growth and future expenses;
●	our anticipated investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
●	our ability to maintain the security and availability of the products and services that comprise our solution;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	the impact of global financial, economic, and political events on our business and industry; and
●	our ability to compete effectively with existing competitors and new market entrants.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENFUSION, INC.

Condensed Consolidated Interim Balance Sheets

(dollars and shares in thousands, except per share amounts)

	As of	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,894	$35,604
Accounts receivable, net	30,932	28,069
Prepaid expenses	5,420	5,009
Other current assets	1,677	1,170
Total current assets	70,923	69,852
Property, equipment, and software, net	18,851	18,314
Right-of-use-assets, net	14,151	14,304
Other assets	7,038	6,502
Total assets	$110,963	$108,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364	$2,212
Accrued expenses and other current liabilities	9,513	13,841
Current portion of lease liabilities	4,529	4,256
Total current liabilities	17,406	20,309
Lease liabilities, net of current portion	10,931	11,181
Total liabilities	28,337	31,490

Commitment and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 100,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 89,877 and 88,332 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	90	88
Class B common stock, $0.001 par value; 150,000 shares authorized, 38,199 and 39,199 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	38	39
Additional paid-in capital	231,881	226,877
Accumulated deficit	(173,471)	(172,932)
Accumulated other comprehensive loss	(484)	(406)
Total stockholders’ equity attributable to Enfusion, Inc.	58,054	53,666
Non-controlling interests	24,572	23,816
Total stockholders’ equity	82,626	77,482
Total liabilities and stockholders’ equity	$110,963	$108,972

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Platform subscriptions	$44,689	$37,998
Managed services	3,177	2,744
Other	186	229
Total revenues	48,052	40,971

COST OF REVENUES:
Platform subscriptions	14,394	11,675
Managed services	1,697	1,564
Other	83	63
Total cost of revenues	16,174	13,302
Gross profit	31,878	27,669

OPERATING EXPENSES:
General and administrative	20,223	14,473
Sales and marketing	6,217	4,086
Technology and development	6,551	4,431
Total operating expenses	32,991	22,990
(Loss) income from operations	(1,113)	4,679

NON-OPERATING INCOME (EXPENSE):
Interest income, net	317	492
Other expense, net	(82)	(81)
Total non-operating income (expense)	235	411

(Loss) income before income taxes	(878)	5,090
Income taxes	(117)	396
Net (loss) income	(761)	4,694
Net (loss) income attributable to non-controlling interests	(222)	1,749
Net (loss) income attributable to Enfusion, Inc.	$(539)	$2,945

Net (loss) income per Class A common shares attributable to Enfusion, Inc.:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04
Weighted-average number of Class A common shares outstanding:
Basic	89,509	88,863
Diluted	89,509	132,346

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive (Loss) Income

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(761)	$4,694
Other comprehensive (loss) income, net of income tax:
Foreign currency translation (loss) income	(112)	48
Total other comprehensive (loss) income	(873)	4,742
Comprehensive (loss) income attributable to non-controlling interests	(256)	1,766
Total comprehensive (loss) income attributable to Enfusion, Inc.	$(617)	$2,976

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

									Accumulated
			Class A		Class B		Additional		Other	Non-	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
January 1, 2024	—	$—	88,332	$88	39,199	$39	$226,877	$(172,932)	$(406)	$23,816	$77,482
Net loss	—	—	—	—	—	—	—	(539)	—	(222)	(761)
Stock-based compensation	—	—	—	—	—	—	5,180	—	—	2,210	7,390
Share exchange	—	—	1,000	1	(1,000)	(1)	614	—	—	(614)	—
Issuance of Class A common stock associated with share-based awards	—	—	545	1	—	—	102	—	—	(103)	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	(892)	—	—	(380)	(1,272)
Foreign currency translation	—	—	—	—	—	—	—	—	(78)	(34)	(112)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(101)	(101)
March 31, 2024	—	$—	89,877	$90	38,199	$38	$231,881	$(173,471)	$(484)	$24,572	$82,626

January 1, 2023	—	$—	70,860	$71	43,199	$43	$244,260	$(178,863)	$(504)	$38,437	$103,444
Net income	—	—	—	—	—	—	—	2,945	—	1,749	4,694
Stock-based compensation	—	—	—	—	—	—	(640)	—	—	(398)	(1,038)
Share exchange	—	—	2,000	2	(2,000)	(2)	1,376	—	—	(1,376)	—
Issuance of IPO vested Class A common stock and share-based awards	—	—	1,222	1	—	—	(1)	—	—	—	—
Cumulative impact of adopting ASU 2016-13	—	—	—	—	—	—	—	(94)	—	(55)	(149)
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	(4,739)	—	—	(2,840)	(7,579)
Foreign currency translation	—	—	—	—	—	—	—	—	31	17	48
Other	—	—	—	—	—	—	(181)	—	—	(94)	(275)
March 31, 2023	—	$—	74,082	$74	41,199	$41	$240,075	$(176,012)	$(473)	$35,440	$99,145

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(761)	$4,694
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash lease expense	1,765	1,546
Depreciation and amortization	2,674	1,868
(Benefit) provision for credit losses	(141)	475
Amortization of debt-related costs	59	6
Stock-based compensation expense (benefit)	7,001	(1,147)
Change in operating assets and liabilities:
Accounts receivable	(2,722)	878
Prepaid expenses	(414)	505
Other assets	(1,646)	(1,658)
Accounts payable	1,311	(395)
Accrued compensation	(3,545)	(5,391)
Accrued expenses and other liabilities	(455)	958
Lease liabilities	(1,593)	(1,415)
Net cash provided by operating activities	1,533	924
Cash flows from investing activities:
Purchases of property and equipment	(635)	(1,489)
Capitalization of software development costs	(2,113)	(1,061)
Net cash used in investing activities	(2,748)	(2,550)
Cash flows from financing activities:
Payment of withholding taxes on stock-based compensation	(1,272)	(7,579)
Distributions to non-controlling interests	(101)	—
Settlement of tax receivable acquired in reorganization transactions	—	1,501
Other financing activities	—	(275)
Net cash used in financing activities	(1,373)	(6,353)
Effect of exchange rate changes on cash and cash equivalents	(122)	32
Net decrease in cash and cash equivalents	(2,710)	(7,947)
Cash and cash equivalents, beginning of period	35,604	62,545
Cash and cash equivalents, end of period	$32,894	$54,598
Supplemental disclosure of cash flow information:
Income taxes paid in cash	$372	$205
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,318	$7,890
Capitalized stock-based compensation expense	$389	$109
Accrued property, equipment, and software, net	$168	$—

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1   Organization and Description of Business

Enfusion is a leading provider of SaaS solutions for portfolio management, order and execution management, accounting, and analytics. Enfusion’s clients include large global hedge fund managers, institutional asset managers, family offices, and other institutional investors. Enfusion provides its clients with innovative real-time performance, risk calculations, and accounting capabilities for some of the most sophisticated financial products. The Company is headquartered in Chicago, Illinois and has offices in New York, London, Dublin, Hong Kong, Singapore, Mumbai, Bengaluru, and Sydney.

Enfusion, Inc. was incorporated in Delaware on June 11, 2021 for the purpose of facilitating an IPO, which was completed on October 25, 2021, and other related transactions in order to carry on the business of Enfusion Ltd. LLC. Enfusion, Inc. is a holding company and, through its control over the managing member of Enfusion Ltd. LLC, operates and controls Enfusion Ltd. LLC. Enfusion, Inc.’s principal asset consists of Common Units.

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc., and Enfusion US 3, Inc.; as well as a controlling financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacão Ltd, Enfusion (Australia) Pty. Ltd., Enfusion (Shanghai) Co., Ltd. and Enfusion Tech Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net (loss) income is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net (loss) income by the other common unitholders of Enfusion Ltd. LLC. As of March 31, 2024, Enfusion, Inc. owned 70.2% of Enfusion Ltd. LLC.

Note 2   Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with U.S. GAAP, and in accordance with rules and regulations of the SEC regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024. The condensed consolidated interim financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited condensed consolidated interim financial statements include the accounts of Enfusion, Inc. and its wholly or majority-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held in money market funds are included within cash and cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had approximately $21.9 million and $30.0 million, respectively, invested in money market accounts.

Accounts Receivable and Allowances

As of March 31, 2024 and December 31, 2023, no individual client represented more than 10% of accounts receivable. For the three months ended March 31, 2024 and 2023, respectively, no individual client represented more than 10% of the Company’s total revenue.

Accounts receivable includes billed and unbilled receivables, net of allowances, including the allowance for credit losses. Billed accounts receivable are initially recorded upon the invoicing to clients with payment due within 30 days. Unbilled accounts receivable represent revenue recognized on contracts for which the timing of invoicing to clients differs from the timing of revenue recognition. Unbilled accounts receivable was $2.4 million as of March 31, 2024 and December 31, 2023. Contract assets included in unbilled accounts receivable were $1.8 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.

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

The following table summarizes the activity of the allowances applied to accounts receivable for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,092	$1,225
Adoption of ASU 2016-13	—	149
Changes to the provision	44	533
Accounts written off, net of recoveries	(157)	(503)
Ending balance	$979	$1,404

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company derives its revenues primarily from fees for platform subscription and managed services provided to clients. Revenues are recognized when control of these services are transferred to the Company’s clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for these services. Revenues are recognized net of taxes that will be remitted to governmental agencies applicable to service contracts. Clients are invoiced each month for the services provided in accordance with the stated terms of their service contracts. Fees for partial term service contracts are prorated, as applicable. Payment of fees are due from clients within 30 days of the invoice date. The Company does not provide financing to clients. The Company determines revenue recognition through the following five-step framework:

●	Identification of the contract, or contracts, with a client;
●	Identification of the performance obligation in the contract;
●	Determination of transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, performance obligations are satisfied.

Platform subscriptions revenues

Platform subscriptions revenues consist primarily of user fees to provide our clients access to our SaaS solution. Fees consider various components such as number of users, connectivity, trading volume, data usage and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return rights. Platform subscriptions revenues are recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Installed payments are generally invoiced at the end of each calendar month during the subscription term. There is no financing available.

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

Other revenues

Other revenues consist of non-subscription-based revenues, primarily, data conversion. The Company recognizes revenues as these services are performed with invoicing generally occurring at the end of each month.

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

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of March 31, 2024 was $31.6 million and is expected to be recognized based on the below schedule (in thousands).

Remaining Performance Obligation	March 31, 2024
2024	$15,443
2025	12,349
2026	3,723
2027	94
2028	—
Total	$31,609

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following tables (in thousands):

	Three Months Ended March 31,
	2024		2023
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$29,728	61.9%	$25,572	62.4%
Europe, Middle East, and Africa (EMEA)	7,597	15.8%	5,903	14.4%
Asia Pacific (APAC)	10,727	22.3%	9,496	23.2%
Total revenues	$48,052	100.0%	$40,971	100.0%

*	Includes revenues from clients based in the United States (country of domicile) of $29.0 million and $25.0 million for the three months ended March 31, 2024 and 2023, respectively.

Recently Adopted Accounting Pronouncements

None.

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

Note 4   Property, Equipment, and Software, Net

As of March 31, 2024 and December 31, 2023, property, equipment, and software, net located in the United States was $17.6 million and $17.0 million, respectively. The remainder was located in our various international locations. Included in property, equipment, and software are the capitalized costs of software development. Software development costs capitalized during the three months ended March 31, 2024 and 2023 were $2.2 million and $1.2 million, respectively.

Depreciation expense related to property and equipment, excluding software development costs, was $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to software development costs was $1.1 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

Note 5   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$6,203	$10,058
Accrued expenses and other	1,073	1,385
Accrued taxes	2,237	2,398
Total accrued expenses and other current liabilities	$9,513	$13,841

Note 6 Debt

Credit Agreement

On September 15, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America N.A. and a syndicate of lending institutions. The Credit Agreement provides for a senior secured revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The Credit Agreement also includes an uncommitted accordion feature that allows for up to $50.0 million of additional borrowing capacity, subject to obtaining lender commitments and the satisfaction of certain customary conditions. The Credit Agreement matures on September 15, 2028, at which time all outstanding principal and unpaid interest will become due. Obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company.

Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at an annual rate benchmarked to (1) the Secured Overnight Financing Rate (“SOFR”) or (2) a “Base Rate” that is equal to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate and (c) one month adjusted term SOFR plus 1.00%. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus a margin between 2.00% and 2.75%. Loans based on the Base Rate bear interest at a rate equal to the Base Rate plus a margin between 1.00% and 1.75% (such margins being referred to as the “Applicable Rate”). The Applicable Rate in each case is determined based on the Company’s consolidated net leverage ratio. The Company is also required to pay a commitment fee of between 0.20% and 0.25% per annum on the unused portion of the lenders’ commitments in respect of the revolving loans and letter of credit obligations, based on the Company’s consolidated net leverage ratio. As of March 31, 2024, the commitment fee rate was 0.20%.

The Credit Agreement contains certain customary covenants with which the Company must comply, including financial covenants relating to a net leverage ratio covenant and an interest coverage ratio. As part of the Credit Agreement, the Company is required to maintain a minimum required balance of $5.0 million with Bank of America, and by the first anniversary of the closing date, use commercially reasonable efforts to maintain Bank of America as its principal depository bank. The Company was in compliance with all loan covenants and requirements as of March 31, 2024.

Issuance costs associated with the Credit Agreement were capitalized and included in other assets on the accompanying consolidated balance sheets.

As of March 31, 2024, the Company had no outstanding borrowings under the Credit Agreement.

Prior Credit Agreement

Concurrent with entering into the Credit Agreement, on September 15, 2023, the Company terminated its $5.0 million revolving credit facility (the “Prior Credit Agreement”) with Silicon Valley Bank, which by its terms was scheduled to mature on December 17, 2025. At the time of termination, there were no borrowings outstanding under the Prior Credit Agreement. The Company recognized a loss on extinguishment of debt of approximately $78 thousand associated with the termination of the Prior Credit Agreement during the quarter ended September 30, 2023.

Note 7   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. No material accruals for contingencies were recorded as of March 31, 2024 and December 31, 2023, respectively.

Note 8   Stockholders’ Equity

Share Exchanges

Pursuant to the terms of the LLC Operating Agreement, on January 11, 2024, a Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B common stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

Amended and Restated Certificate of Incorporation

The Amended and Restated Certificate of Incorporation of Enfusion, Inc. provides for 1,000,000,000 authorized shares of Class A common stock, 150,000,000 authorized shares of Class B common stock, and 100,000,000 shares of preferred stock.

Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of its capital stock. Holders of shares of the Company’s Class A common stock are entitled to receive dividends when, as, and if declared by the Company’s board of directors. Upon its liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors, and subject to the rights of the holders of one or more outstanding series of preferred stock, as applicable, having liquidation preferences, the holders of shares of the Company’s Class A common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Each share of the Company’s Class B common stock is entitled to one vote per share and is not convertible or exchangeable for a share of Class A common stock or any other security. Holders of the Company’s Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution, or winding up of Enfusion, Inc.

Preferred Stock

The Company’s board of directors have the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of March 31, 2024, the Company has no shares of preferred stock outstanding nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 9 Stock-Based Compensation

The Company’s stock compensation expense (benefit) was recognized in the following captions within the unaudited consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenues	$717	$270
General and administrative	4,380	(230)
Sales and marketing	361	(1,581)
Technology and development	1,543	394
Total stock-based compensation expense (benefit)	$7,001	$(1,147)

The Company recognized total stock-based compensation expense, including RSUs and stock options, of $7.0 million for the three months ended March 31, 2024 and stock-based compensation benefit of $1.1 million for the three months ended March 31, 2023, which represents an increase of $8.1 million. Stock-based compensation expense for the three months ended March 31, 2024 included $3.6 million related to fully vested shares granted in conjunction with the Annual Bonus Incentive Plan. No such shares were granted in the three months ended March 31, 2023.

Total unrecognized stock-based compensation expense related to unvested RSUs and stock options was $32.2 million as of March 31, 2024, which is expected to be recognized over a weighted-average period of 2.5 years.

2021 Stock Option and Incentive Plan

In conjunction with the IPO, the Company established the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of the Company’s shareholders.

Restricted stock units

During the three months ended March 31, 2024, there were 2,276,645 restricted stock units (“RSUs”) granted under the 2021 Plan, at a weighted-average grant fair value of $8.65. Total unrecognized stock compensation expense related to unvested RSUs was $31.9 million as of March 31, 2024, which is expected to be recognized over a weighted-average period of 2.5 years.

During the three months ended March 31, 2023, there were 597,034 restricted stock units granted under the 2021 Plan, at a weighted-average grant fair value of $10.99.

Stock options

During the three months ended March 31, 2024, no stock options were granted under the 2021 Plan, and no stock options were forfeited. As of March 31, 2024, there was approximately $305 thousand of unrecognized equity-based compensation expense related to the stock options that are not yet vested or exercisable, which is expected to be recognized over a weighted-average period of 1.7 years.

During the three months ended March 31, 2023, there were 71,004 stock options granted under the 2021 Plan at a weighted-average exercise price of $11.06 per option, and there were 31,474 stock options forfeited.

Performance-based RSUs

In the three months ended March 31, 2024, 100,000 performance-based RSUs, which will vest subject to market conditions, were granted at a weighted-average fair value of $4.24 per unit. The assumptions used in the Monte Carlo simulation for the PSUs granted in the three months ended March 31, 2024 were as follows:

Assumptions
Fair value of common stock (per share)	$8.35
Expected volatility	52.20%
Risk-free rate	4.27%
Dividend yield	0.00%
Cost of equity capital	12.30%

Total unrecognized stock compensation expense related to unvested performance stock units (“PSUs”) was $2.7 million as of March 31, 2024, which is expected to be recognized over a weighted-average period of 1.9 years.

In the three months ended March 31, 2023, no performance-based RSUs were granted.

Note 10 Net (Loss) Income Per Class A Common Share

Basic (loss) income per share is computed by dividing net (loss) income attributable to Enfusion, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) income per share is computed giving effect to all potentially dilutive shares.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share of Class A common stock is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net (loss) income	$(761)	$4,694
Less: Net loss (income) attributable to non-controlling interests	222	(1,749)
Net (loss) income attributable to Enfusion, Inc.	$(539)	$2,945
Numerator:
Net (loss) income attributable to Enfusion, Inc.	$(539)	$2,945
Adjustment to (loss) income attributable to common stockholders	—	226
Numerator for Basic Earnings per Share	$(539)	$3,171
Adjustment to Income for Dilutive Shares	—	1,523
Numerator for Diluted Earnings per Share	$(539)	$4,694
Denominator:
Weighted-average shares of Class A common stock outstanding	89,509	72,272
Vested shares of Class A common stock and RSUs	—	16,591
Weighted-average shares of Class A common stock outstanding--basic	89,509	88,863
Add: Dilutive Shares	—	43,483
Weighted-average shares of Class A common stock outstanding--diluted	89,509	132,346
Net (loss) income per share of Class A common stock--Basic	$(0.01)	$0.04
Net (loss) income per share of Class A common stock--Diluted	$(0.01)	$0.04

The following number of potentially dilutive shares were excluded from the calculation of diluted (loss) income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2024	2023
Class B common stock	38,199	—
Restricted stock units	3,867	110
Stock options	84	84
	42,150	194

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be antidilutive for the three months ended March 31, 2024, and have therefore been excluded in the computation of diluted earnings per share of Class A common stock. For the three months ended March 31, 2023, shares of Class B common stock were determined to be dilutive and have therefore been included in the computation of diluted earnings per share of Class A common stock.

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

The Company’s effective tax rate was 13.3% and 7.8% for the three months ended March 31, 2024 and 2023, respectively. In the three months ended March 31, 2024 and 2023, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to income or loss attributable to non-controlling interest, changes in valuation allowance in the U.S., and foreign income taxes.

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

For a discussion of related party transactions that occurred during the fiscal year ended December 31, 2023, please refer to Note 14, Related Party Transactions, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Note 13   Subsequent Events

Share Exchanges

On April 1, 2024, a Pre-IPO Common Unitholder delivered an exchange notice pursuant to Article XII of the LLC Operating Agreement. Pursuant to the terms of the LLC Operating Agreement, on April 8, 2024, the Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B common stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

On April 29, 2024, a Pre-IPO Common Unitholder delivered an exchange notice pursuant to Article XII of the LLC Operating Agreement. Pursuant to the terms of the LLC Operating Agreement, on May 6, 2024, the Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B common stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated interim financial statements and related notes and other financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 12, 2024. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to the historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the section titled “Special Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

Overview

Enfusion is a global, high-growth, SaaS provider focused on transforming the investment management industry. The products and services that comprise our solution are designed to eliminate technology and information barriers, empowering investment managers to confidently make and execute better-informed investment decisions in real time. We simplify investment and operational workflows by unifying mission critical systems and coalescing data into a single dataset resulting in a single source of truth. This allows stakeholders throughout the entire client organization to interact more effectively with one another across the investment management lifecycle.

Our total revenues were 99.6% and 99.4% recurring subscription-based during the three months ended March 31, 2024 and 2023, respectively. Generally, we charge our clients fees for various components such as user fees, connectivity fees, market data fees, and managed service fees, all of which take into account client complexity and are subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. In technology and development, we are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker reviews and assesses the performance of our business. Our total revenues were $48.1 million and $41.0 million for the three months ended March 31, 2024 and 2023, respectively. Recurring subscription-based revenues from platform subscriptions and managed services revenues were $47.9 million for the three months ended March 31, 2024, or 99.6% of total revenues, which represents an increase of 17.5% from $40.7 million for the three months ended March 31, 2023, or 99.4% of total revenues. We had a net loss of $0.8 million for the three months ended March 31, 2024, compared to net income of $4.7 million for the three months ended March 31, 2023.

Components of Our Results of Operations

Revenues

Platform subscriptions

Platform subscriptions revenues consist primarily of user fees to provide our clients access to our SaaS solution. Fees consider various components such as number of users, connectivity, trading volume, data usage, and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return right. Platform subscription revenues are recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Installment payments are generally invoiced at the end of each calendar month during the subscription term. There is no financing available.

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

Cost of Revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of our software and services, including base salaries, bonuses, employee benefits, and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead, certain direct data and hosting costs, and stock-based compensation expense. Our cost of revenues has fixed and variable components and depends on the type of revenues earned in each period. We expect our cost of revenues to increase in absolute dollars as we continue to hire personnel to provide onboarding and account management services to our growing client base. We anticipate additional expenses as a result of stock-based compensation expenses related to equity awards to be issued under our equity plans.

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

Since its incorporation, Enfusion, Inc. has been subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of Enfusion Ltd. LLC and is taxed at the prevailing corporate tax rates. Enfusion, Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of our reported results of operations.

Non-Controlling Interests

Non-controlling interests represent the portion of profit or loss, net assets, and comprehensive (loss) income of Enfusion Ltd. LLC that is not allocable to the Company based on our percentage of ownership of this entity. Income or loss attributed to the non-controlling interests is based on the Common Units outstanding during the period and is presented on the consolidated statements of operations and consolidated statements of comprehensive (loss) income.

Enfusion Ltd. LLC is classified as a partnership for U.S. federal income tax purposes, exempting it from any entity-level U.S. federal income tax obligations. Instead, taxable income is apportioned among its members, encompassing Enfusion, Inc. and its subsidiaries and non-controlling interests (collectively called “Members”). In partnership structures, it is common for the partnership to advance cash to its members to assist with their estimated quarterly tax payments. Such advances are deducted from future distributions from the partnership.

Under the LLC Operating Agreement, Enfusion Ltd. LLC is obligated to make quarterly cash distributions to its members to cover their estimated quarterly tax payments (“Tax Distributions”). For the quarter ended March 31, 2024, Enfusion Ltd. LLC made tax distributions of $0.1 million to non-controlling interest holders.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated interim financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended March 31,
(in thousands)	2024	2023

	Unaudited
REVENUES:
Platform subscriptions	$44,689	$37,998
Managed services	3,177	2,744
Other	186	229
Total revenues	48,052	40,971

COST OF REVENUES:
Platform subscriptions	14,394	11,675
Managed services	1,697	1,564
Other	83	63
Total cost of revenues	16,174	13,302
Gross profit	31,878	27,669

OPERATING EXPENSES:
General and administrative	20,223	14,473
Sales and marketing	6,217	4,086
Technology and development	6,551	4,431
Total operating expenses	32,991	22,990
(Loss) income from operations	(1,113)	4,679

NON-OPERATING INCOME (EXPENSE):
Interest income, net	317	492
Other expense, net	(82)	(81)
Total non-operating income (expense)	235	411

(Loss) income before income taxes	(878)	5,090
Income taxes	(117)	396
Net (loss) income	(761)	4,694
Net (loss) income attributable to non-controlling interests	(222)	1,749
Net (loss) income attributable to Enfusion, Inc.	$(539)	$2,945

Revenues

	Three Months Ended March 31,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Platform subscriptions	$44,689	$37,998	$6,691	17.6%
Managed services	3,177	2,744	433	15.8%
Other	186	229	(43)	(18.8)%
Total revenues	$48,052	$40,971	$7,081	17.3%

Total revenue was $48.1 million for the three months ended March 31, 2024 compared to $41.0 million for the three months ended March 31, 2023, representing an increase of $7.1 million, or 17.3%.

Platform subscriptions

Platform subscriptions revenues increased by $6.7 million, or 17.6%, from $38.0 million for the three months ended March 31, 2023 to $44.7 million for the three months ended March 31, 2024. The increase was primarily comprised of $5.0 million related to upsell and increased users within existing contracts along with increased new client revenue of $3.9 million. In addition, revenue increased by $1.6 million reflecting the full-period impact of contracts signed in prior periods. Increases and upsells were offset by client churn of $3.0 million and downgrades of $1.3 million, respectively. Price changes did not materially impact period-over-period growth.

Managed services

Managed services revenues increased by $0.5 million, or 15.8%, from $2.7 million for the three months ended March 31, 2023 to $3.2 million for the three months ended March 31, 2024. The increase was primarily driven by $0.5 million in new client revenue, including the full impact of contracts signed in prior periods, and $0.3 million related to existing clients. This increase was offset by churn and downgrades of $0.5 million.

Other

Other revenues, primarily consisting of data conversion services, remained relatively unchanged period over period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Cost of revenues:
Platform subscriptions	$14,394	$11,675	$2,719	23.3%
Managed services	1,697	1,564	133	8.5%
Other	83	63	20	31.7%
Total cost of revenues	$16,174	$13,302	$2,872	21.6%

Gross profit	$31,878	$27,669	$4,209	15.2%

Gross profit margin	66.3%	67.5%

Cost of Revenues

Cost of revenues increased by $2.9 million, or 21.6%, from $13.3 million for the three months ended March 31, 2023 to $16.2 million for the three months ended March 31, 2024. The increase was driven by $0.9 million in additional payroll and payroll-related expenses resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. Market data expenses increased by $0.6 million primarily attributable to a larger client base, increased usage, and increased provider rates. In addition, hosting costs increased by $0.5 million related to the expansion of our data centers, amortization of capitalized software development costs increased by $0.5 million, and stock-based compensation expense increased by $0.4 million primarily attributable to the fully vested shares granted under our 2023 Annual Bonus Incentive Plan.

Gross profit increased by $4.2 million, or 15.2%, from $27.7 million for the three months ended March 31, 2023 to $31.9 million for the three months ended March 31, 2024. Gross profit margin decreased by 1.2% due to increased market data expenses, hosting costs, amortization of capitalized software development costs, and stock-based compensation expense. Payroll and payroll-related expenses as a percentage of revenue decreased due to the benefit of scale, which partially offset the increased costs mentioned above.

Operating Expenses

	Three Months Ended March 31,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
General and administrative	$20,223	$14,473	$5,750	39.7%
Sales and marketing	6,217	4,086	2,131	52.2%
Technology and development	6,551	4,431	2,120	47.8%
Total operating expenses	$32,991	$22,990	$10,001	43.5%

General and administrative

General and administrative expenses increased by $5.7 million, or 39.7%, from $14.5 million for the three months ended March 31, 2023 to $20.2 million for the three months ended March 31, 2024, primarily attributable to stock-based compensation.

Stock-based compensation expense (benefit) was $4.4 million and ($0.2) million for the three months ended March 31, 2024 and March 31, 2023, respectively. For the three months ended March 31, 2024, stock-based compensation expense included $1.9 million related to fully vested shares granted under our 2023 Annual Bonus Incentive Plan with the remainder related to Restricted Stock Units granted under our Long-Term Incentive Program. For the three months ended March 31, 2023, the stock-based compensation (benefit) was attributable to forfeitures in conjunction with executive departures of ($2.2) million partially offset by the impact of Restricted Stock Units granted under our Long-Term Incentive Program.

Payroll and payroll-related expenses increased by $1.9 million, and information technology systems costs increased by $0.4 million to support organization growth (e.g., additional licenses due to increased headcount). The increase was partially offset by a $0.7 million decrease in credit loss expense reflecting lower churn in the current quarter as compared to the same quarter in 2023 and improved collections.

Sales and marketing

Sales and marketing expenses increased by $2.1 million, or 52.2%, from $4.1 million for the three months ended March 31, 2023 to $6.2 million for the three months ended March 31, 2024, primarily attributable to stock-based compensation. For the three months ended March 31, 2024, stock-based compensation expense was $0.4 million primarily related to Restricted Stock Units granted under our Long-Term Incentive Program. For the three months ended March 31, 2023, stock-based compensation (benefit) was ($1.6) million including ($2.1) million attributable to forfeiture in conjunction with executive departures partially offset by Restricted Stock Units granted under our Long-Term Incentive Program.

Technology and development

Technology and development expenses increased by $2.2 million, or 47.8%, from $4.4 million for the three months ended March 31, 2023 to $6.6 million for the three months ended March 31, 2024, primarily attributable to stock-based compensation. For the three months ended March 31, 2024, stock-based compensation expense was $1.5 million attributable to fully vested shares granted as part of our 2023 Annual Bonus Incentive Plan with the remainder attributable to Restricted Stock Units granted as part of our Long-Term Incentive Program. For the three months ended March 31, 2023, stock-based compensation expense (benefit) was $0.4 million including ($0.2) million attributable to forfeitures related to key management departures. Payroll and payroll-related expenses also increased by $1.0 million primarily reflecting increased headcount.

Non-Operating Income

Non-operating income decreased from $0.4 million for the three months ended March 31, 2023 to $0.2 million for the three months ended March 31, 2024 due to a decrease in interest income resulting from a lower balance of investments in money market funds.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt and equity. As of March 31, 2024, we had cash and cash equivalents of $32.9 million and $100.0 million in available borrowing capacity under our Credit Agreement. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Part II, Item 1A. Risk Factors. We expect that our future uses of cash will also include paying obligations under our Tax Receivable Agreement, tax distributions under our LLC Operating Agreement, and income taxes.

We may in the future enter into arrangements to acquire or invest in complementary businesses or services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt financing.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Net cash provided by operating activities	$1,533	$924	$609	65.9%
Net cash used in investing activities	(2,748)	(2,550)	(198)	7.8%
Net cash used in financing activities	(1,373)	(6,353)	4,980	(78.4)%
Effect of exchange rate changes on cash	(122)	32	(154)	nm %
Net decrease in cash	$(2,710)	$(7,947)	$5,237	(65.9)%

nm - not meaningful

Operating activities

We generated $1.5 million in cash flows from operating activities during the three months ended March 31, 2024, resulting from our net loss of $0.8 million, adjusted by non-cash charges of $11.4 million and offset by $9.1 million of cash used in working capital activities. Cash paid for annual bonuses during the three months ended March 31, 2024 was $6.6 million.

We generated $0.9 million in cash flows from operating activities in the three months ended March 31, 2023, resulting from our net income of $4.7 million, adjusted by non-cash items of $2.7 million and offset by $6.5 million of cash used in working capital activities. Cash paid for annual bonuses during the three months ended March 31, 2023 was $8.4 million.

The decrease in cash paid related to annual bonuses is attributable to the fact that part of the 2023 Annual Bonus Incentive Plan was paid in stock. Refer to Note 3, Summary of Significant Accounting Policies, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2024 was $2.7 million, compared to $2.6 million of net cash used in investing activities in the three months ended March 31, 2023. For the three months ended March 31, 2024, cash outflows included $2.1 million of capitalized software development costs and $0.6 million of property and equipment purchases. For the three months ended March 31, 2023, cash outflows included $1.1 million of capitalized software development costs and $1.5 million of property and equipment purchases.

Financing activities

We used $1.4 million in cash flows from financing activities during the three months ended March 31, 2024, including $1.3 million in payments of withholding taxes on stock-based compensation.

For the three months ended March 31, 2023 we used $6.4 million in cash flows resulting primarily from $7.6 million in payments of withholding taxes on stock-based compensation partially offset by a refund from the Internal Revenue Service of approximately $1.5 million related to FTV Enfusion Holdings, Inc. LLC for the fiscal years ended December 31, 2017 to December 31, 2020. We obtained the rights to this refund as a result of the merger of FTV Enfusion Holdings, Inc. with and into one of our subsidiaries in connection with the Reorganization Transactions. On June 27, 2023 we distributed approximately $1.5 million (the amount of the refund) to FTV Fund IV.

Indebtedness

On September 15, 2023, we entered into a credit agreement (the “Credit Agreement”) with Bank of America and a syndicate of lending institutions. The Credit Agreement provides for a senior secured revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The Credit Agreement also includes an uncommitted accordion feature that allows for up to $50.0 million of additional borrowing capacity, subject to obtaining lender commitments and the satisfaction of certain customary conditions. We were in compliance with all loan covenants and requirements as of March 31, 2024. As of March 31, 2024, we had no outstanding borrowings under the Credit Agreement.

Concurrent with entering into the Credit Agreement on September 15, 2023, the Company terminated its $5.0 million revolving credit agreement (the “Prior Credit Agreement”) with Silicon Valley Bank, which by its terms was scheduled to mature on December 17, 2025. At the time of termination, there were no borrowings outstanding under the Prior Credit Agreement.

Refer to Note 6, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

In the future, if it has taxable income, Enfusion Ltd. LLC may be obligated to make quarterly cash distributions under the LLC Operating Agreement to its members to cover their estimated quarterly tax payments.

As of March 31, 2024, we have operating lease agreements and have service agreements for the use of data processing facilities, which are also leases under ASC 842, Leases.

As of March 31, 2024, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that may be material to investors.

Dividend Policy

Assuming Enfusion Ltd. LLC makes any distributions to its members in any given year, any determination to pay dividends to our Class A common stockholders out of any portion of such distributions remaining after the payment of our obligations and expenses will be made at the sole discretion of our board of directors. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Our board of directors may change our dividend policy at any time.

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As of March 31, 2024, we estimate the amount of existing tax basis and basis adjustments acquired in the IPO to be approximately $333.8 million.

There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions directly and/or indirectly to Enfusion, Inc. by Enfusion Ltd. LLC are not sufficient to permit Enfusion, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Late payments under the Tax Receivable Agreement generally will accrue interest at an uncapped rate equal to one-year LIBOR (or its successor rate) plus 500 basis points. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Pre-IPO Owners.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures in the unaudited condensed consolidated interim financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions and any such difference may be material. For a discussion of how these and other factors may affect our business, see Part II, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to our unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions relate to, among other things, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from being required to: comply with the auditor attestation requirements of Section 404, holding a non-binding advisory vote on executive compensation, and seek shareholder approval of certain golden parachute payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the quarter ended March 31, 2024. For a discussion of our exposure to market risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ENFUSION, INC.

May 9, 2024	By:	/s/ Oleg Movchan
Oleg Movchan
Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer
(Principal Financial Officer)