Form 10-Q
period 2024-06-30
Enfusion, Inc.
filed 2024-08-06
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, the registrant had 128,409,499 shares of common stock outstanding, consisting of 93,210,732 outstanding shares of Class A common stock and 35,198,767 outstanding shares of Class B common stock.

GLOSSARY

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

●	“ASC” refers to Accounting Standards Codification.
●	“Common Units” refers to the new class of units of Enfusion Ltd. LLC created by the reclassification of the LLC interests of Enfusion Ltd. LLC as part of the Reorganization Transactions.
●	“Enfusion,” the “Company,” “we,” “us” and “our” and similar references refer: (1) following the consummation of the Reorganization Transactions, including our IPO, to Enfusion, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Enfusion Ltd. LLC and (2) prior to the completion of the Reorganization Transactions, including our IPO, to Enfusion Ltd. LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“IPO” refers to the Company’s initial public offering, completed on October 25, 2021.
●	“LLC Operating Agreement” refers to the Seventh Amended and Restated Operating Agreement of Enfusion Ltd. LLC, dated as of October 19, 2021, as may be amended from time to time.
●	“Pre-IPO Owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Pre-IPO Common Unitholders” refer to Pre-IPO Owners that held Common Units following the Reorganization Transactions.
●	“Reorganization Transactions” refer to our IPO and certain organizational transactions that were affected in connection with our IPO, and the application of the net proceeds therefrom. See “Initial Public Offering and Reorganization Transactions” in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the transactions.
●	“SaaS” refers to software as a service.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated as of October 19, 2021, entered into by and among the Company and each of the other persons from time to time party thereto.
●	“U.S. GAAP” refers to generally accepted accounting principles in the United States of America.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy, plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENFUSION, INC.

Condensed Consolidated Interim Balance Sheets

(dollars and shares in thousands, except per share amounts)

	As of	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,447	$35,604
Accounts receivable, net	33,672	28,069
Prepaid expenses	4,475	5,009
Other current assets	1,573	1,170
Total current assets	74,167	69,852
Notes receivable, net	3,000	—
Property, equipment, and software, net	19,672	18,314
Right-of-use-assets, net	16,054	14,304
Other assets	7,197	6,502
Total assets	$120,090	$108,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$816	$2,212
Accrued expenses and other current liabilities	11,862	13,841
Current portion of lease liabilities	5,194	4,256
Total current liabilities	17,872	20,309
Lease liabilities, net of current portion	12,803	11,181
Total liabilities	30,675	31,490

Commitment and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 92,188 and 88,332 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	92	88
Class B common stock, $0.001 par value; 150,000 shares authorized, 36,199 and 39,199 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	36	39
Additional paid-in capital	236,327	226,877
Accumulated deficit	(171,645)	(172,932)
Accumulated other comprehensive loss	(509)	(406)
Total stockholders’ equity attributable to Enfusion, Inc.	64,301	53,666
Non-controlling interests	25,114	23,816
Total stockholders’ equity	89,415	77,482
Total liabilities and stockholders’ equity	$120,090	$108,972

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Platform subscriptions	$45,794	$39,610	$90,483	$77,608
Managed services	3,223	2,945	6,400	5,689
Other	438	166	624	395
Total revenues	49,455	42,721	97,507	83,692

COST OF REVENUES:
Platform subscriptions	14,194	12,523	28,588	24,198
Managed services	1,636	1,621	3,333	3,185
Other	132	64	215	127
Total cost of revenues	15,962	14,208	32,136	27,510
Gross profit	33,493	28,513	65,371	56,182

OPERATING EXPENSES:
General and administrative	18,673	16,326	38,896	30,799
Sales and marketing	6,021	5,277	12,238	9,363
Technology and development	6,096	4,464	12,647	8,895
Total operating expenses	30,790	26,067	63,781	49,057
Income from operations	2,703	2,446	1,590	7,125

NON-OPERATING INCOME (EXPENSE):
Payment to related party	—	(1,501)	—	(1,501)
Interest income, net	356	462	673	954
Other expense, net	(111)	(221)	(193)	(302)
Total non-operating income (expense)	245	(1,260)	480	(849)

Income before income taxes	2,948	1,186	2,070	6,276
Income taxes	401	188	284	584
Net income	2,547	998	1,786	5,692
Net income attributable to non-controlling interests	721	369	499	2,118
Net income attributable to Enfusion, Inc.	$1,826	$629	$1,287	$3,574

Net income per Class A common shares attributable to Enfusion, Inc.:
Basic	$0.02	$0.01	$0.01	$0.04
Diluted	$0.02	$0.01	$0.01	$0.04
Weighted-average number of Class A common shares outstanding:
Basic	91,480	88,314	90,491	88,404
Diluted	128,852	129,856	128,788	131,006

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$2,547	$998	$1,786	$5,692
Other comprehensive income, net of income tax:
Foreign currency translation (loss) income	(33)	141	(145)	189
Total other comprehensive income	2,514	1,139	1,641	5,881
Comprehensive income attributable to non-controlling interests	713	415	457	2,181
Total comprehensive income attributable to Enfusion, Inc.	$1,801	$724	$1,184	$3,700

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

									Accumulated
			Class A		Class B		Additional		Other	Non-	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
April 1, 2024	—	$—	89,877	$90	38,199	$38	$231,881	$(173,471)	$(484)	$24,572	$82,626
Net income	—	—	—	—	—	—	—	1,826	—	721	2,547
Stock-based compensation	—	—	—	—	—	—	3,062	—	—	1,229	4,291
Share exchange	—	—	2,000	2	(2,000)	(2)	1,310	—	—	(1,310)	—
Issuance of Class A common stock associated with share-based awards	—	—	311	—	—	—	60	—	—	(60)	—
Tax withholdings related to net share settlements of stock-based compensation awards and other	—	—	—	—	—	—	14	—	—	5	19
Foreign currency translation	—	—	—	—	—	—	—	—	(25)	(8)	(33)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(35)	(35)
June 30, 2024	—	$—	92,188	$92	36,199	$36	$236,327	$(171,645)	$(509)	$25,114	$89,415

January 1, 2024	—	$—	88,332	$88	39,199	$39	$226,877	$(172,932)	$(406)	$23,816	$77,482
Net income	—	—	—	—	—	—	—	1,287	—	499	1,786
Stock-based compensation	—	—	—	—	—	—	8,242	—	—	3,439	11,681
Share exchange	—	—	3,000	3	(3,000)	(3)	1,924	—	—	(1,924)	—
Issuance of Class A common stock associated with share-based awards	—	—	856	1	—	—	162	—	—	(163)	—
Tax withholdings related to net share settlements of stock-based compensation awards and other	—	—	—	—	—	—	(878)	—	—	(375)	(1,253)
Foreign currency translation	—	—	—	—	—	—	—	—	(103)	(42)	(145)
Distributions to non-controlling interests	—	—	—	—	—	—		—	—	(136)	(136)
June 30, 2024	—	$—	92,188	$92	36,199	$36	$236,327	$(171,645)	$(509)	$25,114	$89,415

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

									Accumulated
			Class A		Class B		Additional		Other	Non-	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
April 1, 2023	—	$—	74,082	$74	41,199	$41	$240,075	$(176,012)	$(473)	$35,440	$99,145
Net income	—	—	—	—	—	—	—	629	—	369	998
Stock-based compensation	—	—	—	—	—	—	1,820	—	—	981	2,801
Issuance of IPO vested Class A common stock and share-based awards	—	—	6,930	7	—	—	1,102	—	—	(1,109)	—
Issuance of Class A common stock, net of issuance costs	—	—	1,200	1	—	—	6,989	—	—	2,702	9,692
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	(26,198)	—	—	(14,303)	(40,501)
Foreign currency translation	—	—	—	—	—	—	—	—	95	46	141
Other	—	—	—	—	—	—	(22)	—	—	(11)	(33)
June 30, 2023	—	$—	82,212	$82	41,199	$41	$223,766	$(175,383)	$(378)	$24,115	$72,243

January 1, 2023	—	—	70,860	$71	43,199	$43	$244,260	$(178,863)	$(504)	$38,437	$103,444
Net income	—	—	—	—	—	—	—	3,574	—	2,118	5,692
Stock-based compensation	—	—	—	—	—	—	1,180	—	—	583	1,763
Share exchange	—	—	2,000	2	(2,000)	(2)	1,376	—	—	(1,376)	—
Issuance of IPO vested Class A common stock and share-based awards	—	—	8,152	8	—	—	1,101	—	—	(1,109)	—
Issuance of Class A common stock, net of issuance costs	—	—	1,200	1	—	—	6,989	—	—	2,702	9,692
Cumulative impact of adopting ASU 2016-13	—	—	—	—	—	—	—	(94)	—	(55)	(149)
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	(30,937)	—	—	(17,143)	(48,080)
Foreign currency translation	—	—	—	—	—	—	—	—	126	63	189
Other	—	—	—	—	—	—	(203)	—	—	(105)	(308)
June 30, 2023	—	$—	82,212	$82	41,199	$41	$223,766	$(175,383)	$(378)	$24,115	$72,243

See Notes to Condensed Consolidated Interim Financial Statements

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,786	$5,692
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash lease expense	3,802	3,256
Depreciation and amortization	5,547	3,950
Provision for credit losses	269	688
Amortization of debt-related costs	117	13
Stock-based compensation expense	11,102	1,431
Change in operating assets and liabilities:
Accounts receivable	(5,878)	(148)
Prepaid expenses	533	1,138
Other assets	(2,359)	(1,568)
Accounts payable	(1,261)	(817)
Accrued compensation	(1,644)	(3,981)
Accrued expenses and other liabilities	(172)	375
Lease liabilities	(2,995)	(3,087)
Net cash provided by operating activities	8,847	6,942
Cash flows from investing activities:
Purchases of property and equipment	(1,640)	(2,290)
Capitalization of software development costs	(3,814)	(2,479)
Purchase of convertible promissory note	(3,000)	—
Net cash used in investing activities	(8,454)	(4,769)
Cash flows from financing activities:
Distributions to non-controlling interests	(136)	—
Settlement of tax receivable acquired in reorganization transactions	—	1,501
Issuance of Class A common stock, net of issuance costs	—	9,692
Payment of withholding taxes on stock-based compensation	(1,253)	(48,080)
Other financing activities	—	(308)
Net cash used in financing activities	(1,389)	(37,195)
Effect of exchange rate changes on cash and cash equivalents	(161)	248
Net decrease in cash and cash equivalents	(1,157)	(34,774)
Cash and cash equivalents, beginning of period	35,604	62,545
Cash and cash equivalents, end of period	$34,447	$27,771
Supplemental disclosure of cash flow information:
Income taxes paid in cash	$538	$338
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$4,979	$8,538
Capitalized stock-based compensation expense	$579	$271
Accrued property, equipment, and software, net	$357	$—

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

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc., and Enfusion US 3, Inc.; as well as a controlling financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacão Ltd, Enfusion (Australia) Pty. Ltd., Enfusion (Shanghai) Co., Ltd. and Enfusion Tech Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income by the other common unitholders of Enfusion Ltd. LLC. As of June 30, 2024, Enfusion, Inc. owned 71.8% of Enfusion Ltd. LLC.

Note 2   Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with U.S. GAAP, and in accordance with rules and regulations of the SEC regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024. The condensed consolidated interim financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited condensed consolidated interim financial statements include the accounts of Enfusion, Inc. and its wholly or majority-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. Except for the addition of the notes receivable policy described below, there have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held in money market funds are included within cash and cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had $25.3 million and $30.0 million, respectively, invested in money market accounts.

Accounts Receivable and Allowances

As of June 30, 2024 and December 31, 2023, no individual client represented more than 10% of accounts receivable. For the three and six months ended June 30, 2024 and 2023, respectively, no individual client represented more than 10% of the Company’s total revenue.

Accounts receivable includes billed and unbilled receivables, net of allowances, including the allowance for credit losses. Billed accounts receivable are recorded upon the invoicing to clients with payment due within 30 days. Unbilled accounts receivable represent revenue recognized on contracts for which the timing of invoicing to clients differs from the timing of revenue recognition. Unbilled accounts receivable was $3.0 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively. Contract assets included in unbilled accounts receivable were $2.4 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively.

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

The following table summarizes the activity of the allowances applied to accounts receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$979	$1,404	$1,092	$1,225
Adoption of ASU 2016-13	—	—	—	149
Changes to the provision	536	152	580	685
Accounts written off, net of recoveries	(40)	(325)	(197)	(828)
Ending balance	$1,475	$1,231	$1,475	$1,231

Notes Receivable

Notes receivable are measured at amortized cost, net of estimated credit loss allowances. The Company establishes credit loss reserves for notes receivables on an individual basis separately from trade receivables. Notes receivable balances are written off when recovery is deemed remote. This judgment is based on parameters such as market conditions and the creditworthiness of the borrower. Interest is accrued each reporting period.

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

The carrying value of the Company’s note receivable approximates the fair value of such instrument. For more information, refer to Note 4, Note Receivable.

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

Other revenues

Other revenues consist of non-subscription-based revenues, primarily data conversion. The Company recognizes revenues as these services are performed with invoicing generally occurring at the end of each month.

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

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of June 30, 2024 was $37.3 million and is expected to be recognized based on the below schedule (in thousands).

Remaining Performance Obligation	June 30, 2024
Remainder of 2024	$12,092
2025	17,120
2026	6,979
2027	947
2028	84
Thereafter	28
Total	$37,250

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following tables (in thousands):

	Three Months Ended June 30,
	2024		2023
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$30,792	62.3%	$26,762	62.6%
Europe, Middle East, and Africa (EMEA)	7,906	16.0%	6,175	14.5%
Asia Pacific (APAC)	10,757	21.7%	9,784	22.9%
Total revenues	$49,455	100.0%	$42,721	100.0%

*	Includes revenues from clients based in the United States (country of domicile) of $30.0 million and $26.0 million for the three months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,
	2024		2023
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$60,520	62.1%	$52,334	62.5%
Europe, Middle East, and Africa (EMEA)	15,503	15.9%	12,078	14.5%
Asia Pacific (APAC)	21,484	22.0%	19,280	23.0%
Total revenues	$97,507	100.0%	$83,692	100.0%

*	Includes revenues from clients based in the United States (country of domicile) of $59.0 million and $50.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), to expand the disclosures in an entity’s income tax rate reconciliation table and income taxes paid both in U.S. and foreign jurisdictions. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU No. 2023-09 is expected to expand the Company’s income tax disclosures but is not expected to impact the Company’s consolidated financial statements. The Company is currently evaluating the basis of application, whether prospective or retrospective.

Note 4 Note Receivable

On June 24, 2024, the Company entered into an agreement with a privately-held technology company (the “Borrower”), pursuant to which the Company loaned the Borrower $3.0 million in the form of an unsecured convertible promissory note (the “Note”). The Note accrues interest at a fixed rate of 5.12% per annum, computed as simple interest on the basis of a 365-day year. There is no prepayment penalty for early repayment of the Note. The Borrower promises to pay principal and accrued but unpaid interest under the Note at the earlier of (i) the Company’s demand at any time after

June 24, 2027 or (ii) after the occurrence of certain customary conditions such as the Borrower’s default under the Note or bankruptcy. The Note gives the Company the right, until September 23, 2024, to elect to invest in certain securities of the Borrower and to enter into certain commercial arrangements with the Borrower. The Note may convert into preferred equity of the Borrower if the Company elects to invest in certain securities of the Borrower, or if the Borrower raises a certain amount of additional preferred equity. The Note is measured at amortized cost on the accompanying condensed consolidated balance sheets. Accrued interest and credit loss allowances on the Note were immaterial as of June 30, 2024.

Note 5   Property, Equipment, and Software, Net

As of June 30, 2024 and December 31, 2023, property, equipment, and software, net located in the United States was $18.3 million and $17.0 million, respectively. The remainder was located in our various international locations. Included in property, equipment, and software are the capitalized costs of software development. Software development costs capitalized during the three months ended June 30, 2024 and 2023 were $2.1 million and $1.6 million, respectively. Software development costs capitalized during the six months ended June 30, 2024 and 2023 were $4.3 million and $2.7 million, respectively.

Depreciation expense related to property and equipment, excluding software development costs, was $1.1 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense related to property and equipment, excluding software development costs, was $2.1 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense related to software development costs was $1.2 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to software development costs was $2.3 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.

Note 6   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$8,271	$10,058
Accrued expenses and other	1,567	1,385
Accrued taxes	2,024	2,398
Total accrued expenses and other current liabilities	$11,862	$13,841

Note 7 Debt

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

Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at an annual rate benchmarked to (1) the Secured Overnight Financing Rate (“SOFR”) or (2) a “Base Rate” that is equal to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate and (c) one month adjusted term SOFR plus 1.00%. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus a margin between 2.00% and 2.75%. Loans based on the Base Rate bear interest at a rate equal to the Base Rate plus a margin between 1.00% and 1.75% (such margins being referred to as the “Applicable Rate”). The Applicable Rate in each case is determined based on the Company’s consolidated net leverage ratio. The Company is also required to pay a commitment fee of between 0.20% and 0.25% per annum on the unused portion of the lenders’ commitments in respect of the revolving loans and letter of credit obligations, based on the Company’s consolidated net leverage ratio. As of June 30, 2024, the commitment fee rate was 0.20%.

The Credit Agreement contains certain customary covenants with which the Company must comply, including financial covenants relating to a net leverage ratio covenant and an interest coverage ratio. As part of the Credit Agreement, the Company is required to maintain a minimum required balance of $5.0 million with Bank of America, and by the first anniversary of the closing date, use commercially reasonable efforts to maintain Bank of America as its principal depository bank. The Company was in compliance with all loan covenants and requirements as of June 30, 2024.

Issuance costs associated with the Credit Agreement were capitalized and included in other assets on the accompanying consolidated balance sheets.

As of June 30, 2024, the Company had $99.9 million in available borrowing capacity under the Credit Agreement, with the remaining $100 thousand issued as a letter of credit in the second quarter of 2024.

On June 21, 2024, the Company executed the First Amendment to Credit Agreement (the “Amendment”). Among other things, the Amendment modified the definition of Permitted Acquisitions within the Credit Agreement by removing a fixed maximum aggregate purchase price for all acquisitions and instead requiring that the Company’s consolidated net leverage ratio after each acquisition not exceed 3:1 after giving effect to an acquisition.

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

Note 8   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. No material accruals for contingencies were recorded as of June 30, 2024 and December 31, 2023, respectively.

Note 9   Stockholders’ Equity

Share Exchanges

Pursuant to the terms of the LLC Operating Agreement, on April 8, 2024, a Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B common stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

Pursuant to the terms of the LLC Operating Agreement, on May 6, 2024, a Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B common stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

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

Preferred Stock

The Company’s board of directors have the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of June 30, 2024, the Company has no shares of preferred stock outstanding nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 10 Stock-Based Compensation

The Company’s stock-based compensation expense was recognized in the following captions within the unaudited consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$392	$223	$1,109	$493
General and administrative	2,672	1,653	7,052	1,423
Sales and marketing	306	211	667	(1,370)
Technology and development	731	552	2,274	946
Total stock-based compensation expense	$4,101	$2,639	$11,102	$1,492

The Company recognized total stock-based compensation expense, including restricted stock units (“RSUs”) and stock options, of $4.1 million and $2.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively, which represents an increase of $1.5 million.

The Company recognized total stock-based compensation expense, including RSUs and stock options, of $11.1 million and $1.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively, which represents an increase of $9.6 million. Stock-based compensation expense for the six months ended June 30, 2024 included $3.6 million related to fully vested shares granted in conjunction with the Annual Bonus Incentive Plan. No such shares were granted in the six months ended June 30, 2023.

Total unrecognized stock-based compensation expense related to unvested RSUs, performance-based RSUs, and stock options was $31.6 million as of June 30, 2024, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Restricted stock units

During the three months ended June 30, 2024, there were 267,072 RSUs granted under the 2021 Plan, at a weighted-average grant fair value of $9.00. During the six months ended June 30, 2024, there were 2,543,717 RSUs granted under the 2021 Plan, at a weighted-average grant fair value of $8.69. Total unrecognized stock-based compensation expense related to unvested RSUs was $29.2 million as of June 30, 2024, which is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended June 30, 2023, there were 147,306 RSUs granted under the 2021 Plan, at a weighted-average grant fair value of $9.40. During the six months ended June 30, 2023, there were 744,340 RSUs granted under the 2021 Plan, at a weighted-average grant fair value of $10.68.

Stock options

During the three and six months ended June 30, 2024, no stock options were granted under the 2021 Plan, and 4,982 stock options were forfeited. As of June 30, 2024, there was approximately $233 thousand of unrecognized equity-based compensation expense related to the stock options that are not yet vested or exercisable, which is expected to be recognized over a weighted-average period of 1.5 years.

During the three months ended June 30, 2023, no stock options were granted under the 2021 Plan, and no stock options were forfeited. During the six months ended June 30, 2023, there were 71,004 stock options granted under the 2021 Plan, at a weighted-average exercise price of $11.06 per option, and 31,474 stock options were forfeited.

Performance-based RSUs

No performance-based RSUs were granted in the three months ended June 30, 2024.

In the six months ended June 30, 2024, 100,000 performance-based RSUs, which will vest subject to market conditions, were granted at a weighted-average fair value of $4.24 per unit.

Total unrecognized stock-based compensation expense related to unvested performance-based RSUs was $2.1 million as of June 30, 2024, which is expected to be recognized over a weighted-average period of 1.8 years.

In the three and six months ended June 30, 2023, no performance-based RSUs were granted.

Note 11 Net Income Per Class A Common Share

Basic income per share is computed by dividing net income attributable to Enfusion, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$2,547	$998	$1,786	$5,692
Less: Net (income) attributable to non-controlling interests	(721)	(369)	(499)	(2,118)
Net income attributable to Enfusion, Inc.	$1,826	$629	$1,287	$3,574
Numerator:
Net income attributable to Enfusion, Inc.	$1,826	$629	$1,287	$3,574
Reallocation of Net income attributable to vested but unissued shares	—	52	—	287
Numerator for Basic Earnings per Share	$1,826	$681	$1,287	$3,861
Adjustment to Income for Dilutive Shares	721	317	499	1,831
Numerator for Diluted Earnings per Share	$2,547	$998	$1,786	$5,692
Denominator:
Weighted-average shares of Class A common stock outstanding	91,480	76,929	90,491	74,611
Vested shares of Class A common stock and RSUs	—	11,385	—	13,793
Weighted-average shares of Class A common stock outstanding--basic	91,480	88,314	90,491	88,404
Add: Dilutive Shares	37,372	41,542	38,297	42,602
Weighted-average shares of Class A common stock outstanding--diluted	128,852	129,856	128,788	131,006
Net income per share of Class A common stock--Basic	$0.02	$0.01	$0.01	$0.04
Net income per share of Class A common stock--Diluted	$0.02	$0.01	$0.01	$0.04

The following number of potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Restricted stock units	409	1,302	882	846
Stock options	79	84	79	84
	488	1,386	961	930

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be dilutive for the three and six months ended June 30, 2024 and June 30, 2023, and have therefore been included in the computation of diluted earnings per share of Class A common stock.

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

The Company’s effective tax rate was 13.6% and 15.9% for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was 13.7% and 9.3% for the six months ended June 30, 2024 and 2023, respectively. In the three and six months ended June 30, 2024 and 2023, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to income attributable to non-controlling interest, changes in valuation allowance in the U.S., and foreign income taxes.

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

The Company has evaluated its relationships with related parties and determined it did not engage in any material transactions with related parties during the six months ended June 30, 2024. For a discussion of related party transactions that occurred during the fiscal year ended December 31, 2023, please refer to Note 14, Related Party Transactions, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Note 14   Subsequent Events

Share Exchanges

On July 22, 2024, a Pre-IPO Common Unitholder delivered an exchange notice pursuant to Article XII of the LLC Operating Agreement. Pursuant to the terms of the LLC Operating Agreement, on July 29, 2024, the Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B common stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

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

Our total revenues were 99.1% and 99.4% recurring subscription-based during the three and six months ended June 30, 2024, respectively, and 99.6% and 99.5% during the three and six months ended June 30, 2023, respectively. Generally, we charge our clients fees for various components such as user fees, connectivity fees, market data fees, and managed service fees, all of which take into account client complexity and are subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. In technology and development, we are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker reviews and assesses the performance of our business. Our total revenues were $49.5 million and $97.5 million for the three and six months ended June 30, 2024, respectively, compared to $42.7 million and $83.7 million for the three and six months ended June 30, 2023, respectively. Recurring subscription-based revenues from platform subscriptions and managed services revenues were $49.0 million for the three months ended June 30, 2024, or 99.1% of total revenues, which represents an increase of 15.2% from $42.6 million for the three months ended June 30, 2023, or 99.6% of total revenues. For the six months ended June 30, 2024, recurring subscription-based revenues from platform subscriptions and managed services revenues were $96.9 million or 99.4% of total revenues, which represents an increase of 16.3% from $83.3 million for the six months ended June 30, 2023, or 99.5% of total revenues. We had net income of $2.5 million and $1.8 million for the three and six months ended June 30, 2024, respectively, compared to net income of $1.0 million and $5.7 million for the three and six months ended June 30, 2023, respectively.

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

Other

Other revenues consist of non-subscription-based revenue, primarily data conversion. We recognize revenues as these services are performed with invoicing generally occurring at the end of each month.

Cost of Revenues

Cost of revenues consists primarily of personnel-related costs associated with the delivery of our software and services, including base salaries, bonuses, employee benefits, and related costs. Additionally, cost of revenues includes amortization of capitalized software development costs, allocated overhead, certain direct data and hosting costs, and stock-based compensation expense. Our cost of revenues has fixed and variable components and depends on the revenues earned in each period. We expect our cost of revenues to increase in absolute dollars as we continue to hire personnel to provide onboarding and account management services to our growing client base. Market data expenses are also expected to increase in absolute dollars.

Operating Expenses

General and administrative

General and administrative expenses primarily consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel. These personnel costs and related expenses include salaries, benefits and bonuses, fees for external legal and other consulting services, and stock-based compensation expense. General and administrative expenses also include expenses for our information technology systems.

Sales and marketing

Sales and marketing expenses consist primarily of personnel and related costs associated with our sales and marketing staff, including base salaries, employee benefits, bonuses and commissions, and stock-based compensation expense.

Technology and development

Technology and development expenses consist primarily of employee-related expenses related to our software development, including the development of non-enhancing features, maintenance, quality assurance, and ongoing refinement of our existing solutions. In addition, it includes expenses related to the exploration of new technologies and costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities which are expensed as incurred. We expect certain expenses to increase as we continue to scale and expand our client base and geographic footprint.

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

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We regularly assess the realizability of our net deferred tax assets as a crucial component of our tax strategy. As of June 30, 2024, our deferred tax assets, net of deferred tax liabilities, remain subject to valuation allowances. However, if our financial performance continues to improve, our evaluation of the realization of our net deferred tax assets could result in the release of some or all of the valuation allowances. If this release occurs, it will lead to a significant non-cash income tax benefit in our condensed consolidated statement of operations and the recognition of additional deferred tax assets on our consolidated balance sheet. If we obtain enough positive evidence in future quarters, we may determine that all or a substantial portion of the valuation allowances against our net deferred tax assets are no longer needed. For further discussion related to our income taxes, refer to Note 12, Income Taxes, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Under the LLC Operating Agreement, Enfusion Ltd. LLC is obligated to make quarterly cash distributions to its members to cover their estimated quarterly tax payments (“Tax Distributions”). For the six months ended June 30, 2024, Enfusion Ltd. LLC made Tax Distributions of $136 thousand to non-controlling interest holders.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated interim financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended June 30,
(in thousands)	2024	2023

	Unaudited
REVENUES:
Platform subscriptions	$45,794	$39,610
Managed services	3,223	2,945
Other	438	166
Total revenues	49,455	42,721

COST OF REVENUES:
Platform subscriptions	14,194	12,523
Managed services	1,636	1,621
Other	132	64
Total cost of revenues	15,962	14,208
Gross profit	33,493	28,513

OPERATING EXPENSES:
General and administrative	18,673	16,326
Sales and marketing	6,021	5,277
Technology and development	6,096	4,464
Total operating expenses	30,790	26,067
Income from operations	2,703	2,446

NON-OPERATING INCOME (EXPENSE):
Payment to related party	—	(1,501)
Interest income, net	356	462
Other expense, net	(111)	(221)
Total non-operating income (expense)	245	(1,260)

Income before income taxes	2,948	1,186
Income taxes	401	188
Net income	2,547	998
Net income attributable to non-controlling interests	721	369
Net income attributable to Enfusion, Inc.	$1,826	$629

Revenues

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Platform subscriptions	$45,794	$39,610	$6,184	15.6%
Managed services	3,223	2,945	278	9.4%
Other	438	166	272	163.9%
Total revenues	$49,455	$42,721	$6,734	15.8%

Total revenue was $49.5 million for the three months ended June 30, 2024 compared to $42.7 million for the three months ended June 30, 2023, representing an increase of $6.8 million, or 15.8%.

Platform subscriptions

Platform subscriptions revenues increased by $6.2 million, or 15.6%, from $39.6 million for the three months ended June 30, 2023 to $45.8 million for the three months ended June 30, 2024. The increase was primarily comprised of $4.8 million related to upsell and increased users within existing contracts along with increased new client revenue of $3.9 million. In addition, revenue increased by $1.6 million reflecting the full-period impact of contracts signed in prior periods. Increases and upsells were offset by client churn of $3.1 million and downgrades of $1.2 million, respectively. Price changes did not materially impact period-over-period growth.

Managed services

Managed services revenues increased by $0.3 million, or 9.4%, from $2.9 million for the three months ended June 30, 2023 to $3.2 million for the three months ended June 30, 2024. The increase was driven by $0.5 million in new client revenue, including the full impact of contracts signed in prior periods, and $0.2 million related to existing clients. This increase was offset by churn and downgrades of $0.4 million.

Other

Other revenues, primarily consisting of data conversion services, increased $0.3 million over the comparative period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Cost of revenues:
Platform subscriptions	$14,194	$12,523	$1,671	13.3%
Managed services	1,636	1,621	15	0.9%
Other	132	64	68	106.3%
Total cost of revenues	$15,962	$14,208	$1,754	12.3%

Gross profit	$33,493	$28,513	$4,980	17.5%

Gross profit margin	67.7%	66.7%

Cost of Revenues

Cost of revenues increased by $1.8 million, or 12.3%, from $14.2 million for the three months ended June 30, 2023 to $16.0 million for the three months ended June 30, 2024. The increase was driven by $0.8 million in additional payroll and payroll-related expenses resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. Market data expenses increased by $0.6 million primarily attributable to a larger client base, increased usage, and higher provider rates. In addition, amortization of capitalized software development costs increased by $0.4 million, and stock-based compensation expense increased by $0.2 million. The increase was partially offset by a $0.2 million decrease in hosting costs attributable to temporary double occupancy in the comparative period in 2023.

Gross profit increased by $5.0 million, or 17.5%, from $28.5 million for the three months ended June 30, 2023 to $33.5 million for the three months ended June 30, 2024. Gross profit margin increased by 100 basis points due to continued realization of scale against the existing cost structure.

Operating Expenses

	Three Months Ended June 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
General and administrative	$18,673	$16,326	$2,347	14.4%
Sales and marketing	6,021	5,277	744	14.1%
Technology and development	6,096	4,464	1,632	36.6%
Total operating expenses	$30,790	$26,067	$4,723	18.1%

General and administrative

General and administrative expenses increased by $2.4 million, or 14.4%, from $16.3 million for the three months ended June 30, 2023 to $18.7 million for the three months ended June 30, 2024. The increase was attributable to a $1.0 million increase in stock-based compensation expense and a $0.8 million increase in occupancy costs partially resulting from temporary double occupancy in the quarter as well as an expanded office footprint. Credit loss expense and payroll and payroll-related expenses also increased by $0.3 million each.

Sales and marketing

Sales and marketing expenses increased by $0.7 million, or 14.1%, from $5.3 million for the three months ended June 30, 2023 to $6.0 million for the three months ended June 30, 2024. The increase was attributable to a $0.5 million increase in payroll and payroll-related expenses due to annual employee salary increases and increased costs of benefits. Commission expenses also increased by $0.2 million.

Technology and development

Technology and development expenses increased by $1.6 million, or 36.6%, from $4.5 million for the three months ended June 30, 2023 to $6.1 million for the three months ended June 30, 2024. The increase was attributable to a $1.4 million increase in payroll and payroll-related expenses resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits.

Non-Operating Income (Expense)

For the three months ended June 30, 2024, non-operating income included $0.4 million of interest income earned on our money market accounts.

For the three months ended June 30, 2023, non-operating income (expense) included a ($1.5) million payment made to a related party and $0.5 million of interest income earned on our money market accounts.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our consolidated results of operations for the periods shown:

	Six Months Ended June 30,
(in thousands)	2024	2023

	Unaudited
REVENUES:
Platform subscriptions	$90,483	$77,608
Managed services	6,400	5,689
Other	624	395
Total revenues	97,507	83,692

COST OF REVENUES:
Platform subscriptions	28,588	24,198
Managed services	3,333	3,185
Other	215	127
Total cost of revenues	32,136	27,510
Gross profit	65,371	56,182

OPERATING EXPENSES:
General and administrative	38,896	30,799
Sales and marketing	12,238	9,363
Technology and development	12,647	8,895
Total operating expenses	63,781	49,057
Income from operations	1,590	7,125

NON-OPERATING INCOME (EXPENSE):
Payment to related party	—	(1,501)
Interest income, net	673	954
Other expense, net	(193)	(302)
Total non-operating income (expense)	480	(849)

Income before income taxes	2,070	6,276
Income taxes	284	584
Net income	1,786	5,692
Net income attributable to non-controlling interests	499	2,118
Net income attributable to Enfusion, Inc.	$1,287	$3,574

Revenues

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Platform subscriptions	$90,483	$77,608	$12,875	16.6%
Managed services	6,400	5,689	711	12.5%
Other	624	395	229	58.0%
Total revenues	$97,507	$83,692	$13,815	16.5%

Total revenue was $97.5 million for the six months ended June 30, 2024 compared to $83.7 million for the six months ended June 30, 2023, representing an increase of $13.8 million, or 16.5%.

Platform subscriptions

Platform subscriptions revenues increased by $12.9 million, or 16.6%, from $77.6 million for the six months ended June 30, 2023 to $90.5 million for the six months ended June 30, 2024. The increase was primarily comprised of $9.9 million related to upsell and increased users within existing contracts along with increased new client revenue of $6.6 million. In addition, revenue increased by $4.1 million reflecting the full-period impact of contracts signed in prior periods. Revenue also reflects some favorability in our revenue reserves in the first half of 2024 over the comparative period. Increases and upsells were offset by client churn of $6.1 million and downgrades of $2.2 million, respectively. Price changes did not materially impact period-over-period growth.

Managed services

Managed services revenues increased by $0.7 million, or 12.5%, from $5.7 million for the six months ended June 30, 2023 to $6.4 million for the six months ended June 30, 2024. The increase was primarily driven by $1.0 million in new client revenue, including the full impact of contracts signed in prior periods, and $0.5 million related to existing clients. This increase was offset by churn and downgrades of $0.9 million.

Other

Other revenues, primarily consisting of data conversion services, increased $0.2 million over the comparative period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Cost of revenues:
Platform subscriptions	$28,588	$24,198	$4,390	18.1%
Managed services	3,333	3,185	148	4.6%
Other	215	127	88	69.3%
Total cost of revenues	$32,136	$27,510	$4,626	16.8%

Gross profit	$65,371	$56,182	$9,189	16.4%

Gross profit margin	67.0%	67.1%

Cost of Revenues

Cost of revenues increased by $4.6 million, or 16.8%, from $27.5 million for the six months ended June 30, 2023 to $32.1 million for the six months ended June 30, 2024. The increase was driven by $1.6 million in additional payroll and payroll-related expenses resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. Market data expenses increased by $1.2 million primarily attributable to a larger client base, increased usage, and higher provider rates. In addition, amortization of capitalized software development costs increased by $0.9 million, and hosting costs increased by $0.3 million due to the expansion of our data centers. Stock-based compensation expense increased by $0.6 million primarily attributable to the fully vested shares granted under our 2023 Annual Bonus Incentive Plan.

Gross profit increased by $9.2 million, or 16.4%, from $56.2 million for the six months ended June 30, 2023 to $65.4 million for the six months ended June 30, 2024. Gross profit margin of 67.0% for the six months ended June 30, 2024 remained relatively unchanged compared to 67.1% for the six months ended June 30, 2023.

Operating Expenses

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
General and administrative	$38,896	$30,799	$8,097	26.3%
Sales and marketing	12,238	9,363	2,875	30.7%
Technology and development	12,647	8,895	3,752	42.2%
Total operating expenses	$63,781	$49,057	$14,724	30.0%

General and administrative

General and administrative expenses increased by $8.1 million, or 26.3%, from $30.8 million for the six months ended June 30, 2023 to $38.9 million for the six months ended June 30, 2024, primarily attributable to stock-based compensation.

Stock-based compensation expense was $7.1 million and $1.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024, stock-based compensation expense included $1.9 million related to fully vested shares granted under our 2023 Annual Bonus Incentive Plan with the remainder related to RSUs granted under our Long-Term Incentive Program offset by forfeitures. For the six months ended June 30, 2023, the stock-based compensation expense was attributable to RSUs granted under our Long-Term Incentive offset by a (benefit) attributable to forfeitures in conjunction with executive departures of ($2.2) million.

Payroll and payroll-related expenses increased by $2.0 million primarily resulting from annual employee salary increases and increased costs of benefits. Occupancy costs also increased by $0.6 million partially resulting from temporary double occupancy in the second quarter of 2024 as well as an expanded office footprint.

Sales and marketing

Sales and marketing expenses increased by $2.8 million, or 30.7%, from $9.4 million for the six months ended June 30, 2023 to $12.2 million for the six months ended June 30, 2024, primarily attributable to stock-based compensation.

Stock-based compensation expense (benefit) was $0.7 million and ($1.4) million for the six months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024, stock-based compensation expense related to RSUs granted under our Long-Term Incentive Program. For the six months ended June 30, 2023, stock-based compensation (benefit) included ($2.1) million attributable to forfeiture in conjunction with executive departures partially offset by RSUs granted under our Long-Term Incentive Program.

Commission expenses also increased by $0.4 million. Payroll and payroll-related expenses increased by $0.3 million primarily reflecting annual employee salary increases and increased costs of benefits.

Technology and development

Technology and development expenses increased by $3.7 million, or 42.2%, from $8.9 million for the six months ended June 30, 2023 to $12.6 million for the six months ended June 30, 2024. The increase was primarily attributable to a $2.4 million increase in payroll and payroll-related expenses reflecting increased headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits.

In addition, stock-based compensation expense was $2.3 million and $0.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024, stock-based compensation expense included $1.2 million related to fully vested shares granted under our 2023 Annual Bonus Incentive Program with the remainder attributable to RSUs granted as part of our Long-Term Incentive Program offset by forfeitures. For the six months ended June 30, 2023, stock-based compensation expense was partially offset by a ($0.2) million benefit attributable to forfeitures related to key management departures.

Non-Operating Income (Expense)

For the six months ended June 30, 2024, non-operating income included $0.7 million of interest income earned on our money market accounts.

For the six months ended June 30, 2023, non-operating income (expense) included a ($1.5) million payment made to a related party and $1.0 million of interest income earned on our money market accounts.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt and equity. As of June 30, 2024, we had cash and cash equivalents of $34.4 million and $99.9 million in available borrowing capacity under our Credit Agreement. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Part II, Item 1A. Risk Factors. We expect that our future uses of cash will also include paying obligations under our Tax Receivable Agreement, tax distributions under our LLC Operating Agreement, and income taxes.

We may in the future enter into arrangements to acquire or invest in complementary businesses or services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt financing.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Net cash provided by operating activities	$8,847	$6,942	$1,905	27.4%
Net cash used in investing activities	(8,454)	(4,769)	(3,685)	77.3%
Net cash used in financing activities	(1,389)	(37,195)	35,806	(96.3)%
Effect of exchange rate changes on cash	(161)	248	(409)	nm %
Net decrease in cash	$(1,157)	$(34,774)	$33,617	(96.7)%

nm - not meaningful

Operating activities

During the six months ended June 30, 2024, we generated $8.8 million in cash flows from operating activities, resulting from our net income of $1.8 million, adjusted by non-cash charges of $20.8 million and offset by $13.8 million of cash used in working capital activities. Cash paid for annual bonuses during the six months ended June 30, 2024 was $6.6 million.

During the six months ended June 30, 2023, we generated $6.9 million in cash flows from operating activities, resulting from our net income of $5.7 million, adjusted by non-cash items of $9.3 million and offset by $8.1 million of cash used in working capital activities. Cash paid for annual bonuses during the six months ended June 30, 2023 was $8.4 million. Cash flows from operating activities during the six months ended June 30, 2023 also included a $1.5 million cash outflow related to the return of funds to FTV Fund IV.

The decrease in cash paid related to annual bonuses is attributable to the fact that part of the 2023 Annual Bonus Incentive Plan was paid in stock. Refer to Note 3, Summary of Significant Accounting Policies, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Investing activities

During the six months ended June 30, 2024, net cash used in investing activities was $8.5 million attributable to $3.8 million of capitalized software development costs and $1.7 million of property and equipment purchases. In addition, we invested in a privately-held technology company which resulted in a $3.0 million cash outflow in exchange for an unsecured convertible promissory note.

For the six months ended June 30, 2023, cash outflows included $2.5 million of capitalized software development costs and $2.3 million of property and equipment purchases.

Financing activities

During the six months ended June 30, 2024, we used $1.4 million in cash flows from financing activities, including $1.3 million in payments of withholding taxes on stock-based compensation.

For the six months ended June 30, 2023 we used $37.2 million in cash flows resulting primarily from $48.1 million in payments of withholding taxes on stock-based compensation, offset by $9.7 million in net stock issuance proceeds and a refund from the Internal Revenue Service of approximately $1.5 million related to FTV Enfusion Holdings, Inc. LLC for the fiscal years ended December 31, 2017 to December 31, 2020. We obtained the rights to this refund as a result of the merger of FTV Enfusion Holdings, Inc. with and into one of our subsidiaries in connection with the Reorganization Transactions.

Indebtedness

On September 15, 2023, we entered into a credit agreement (the “Credit Agreement”) with Bank of America and a syndicate of lending institutions. The Credit Agreement provides for a senior secured revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The Credit Agreement also includes an uncommitted accordion feature that allows for up to $50.0 million of additional borrowing capacity, subject to obtaining lender commitments and the satisfaction of certain customary conditions. We were in compliance with all loan covenants and requirements as of June 30, 2024. As of June 30, 2024, we had $99.9 million in available borrowing capacity under the Credit Agreement, with the remaining $100 thousand issued as a letter of credit in the second quarter of 2024.

Concurrent with entering into the Credit Agreement on September 15, 2023, the Company terminated its $5.0 million revolving credit agreement (the “Prior Credit Agreement”) with Silicon Valley Bank, which by its terms was scheduled to mature on December 17, 2025. At the time of termination, there were no borrowings outstanding under the Prior Credit Agreement.

On June 21, 2024, the Company executed the First Amendment to Credit Agreement (the “Amendment”). Among other things, the Amendment modified the definition of Permitted Acquisitions within the Credit Agreement by removing a fixed maximum aggregate purchase price for all acquisitions and instead requiring that the Company’s consolidated net leverage ratio after each acquisition not exceed 3:1 after giving effect to an acquisition.

Refer to Note 6, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

If it has taxable income, Enfusion Ltd. LLC may be obligated to make quarterly cash distributions under the LLC Operating Agreement to its members to cover their estimated quarterly tax payments.

As of June 30, 2024, we have operating lease agreements and have service agreements for the use of data processing facilities, which are also leases under ASC 842, Leases.

As of June 30, 2024, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that may be material to investors.

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

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As of June 30, 2024, we estimate the amount of existing tax basis and basis adjustments acquired in the IPO to be approximately $354.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the quarter ended June 30, 2024. For a discussion of our exposure to market risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*

Amendment No. 1 to Credit Agreement, dated June 21, 2024, among Enfusion Ltd. LLC, the Registrant, the guarantors party thereto, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer and the certain lenders party thereto.

10.2*	Amendment No 1. to Seventh Amended and Restated Operating Agreement of Enfusion Ltd. LLC, dated as of June 11, 2024.
10.3*#	Non-Employee Director Compensation Policy, effective July 1, 2024
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

#	Indicates management contract or compensatory plan, contract, or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENFUSION, INC.

August 6, 2024	By:	/s/ Oleg Movchan
Oleg Movchan
Chief Executive Officer
(Principal Executive Officer)

August 6, 2024	By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer
(Principal Financial Officer)