Form 10-Q
period 2024-09-30
Enfusion, Inc.
filed 2024-11-04
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, the registrant had 128,570,838 shares of common stock outstanding, consisting of 94,372,071 outstanding shares of Class A common stock and 34,198,767 outstanding shares of Class B common stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy, plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

●	our future financial performance, including our revenues, costs of revenues, gross profit or gross profit margin, and operating expenses;
●	our ability to successfully expand in our existing markets and into new markets;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our ability to retain existing clients and onboard new clients;
●	our ability to sell additional products and services to our clients;
●	our ability to successfully identify, integrate, and realize the benefits of strategic acquisitions or partnerships;
●	our ability to effectively manage our growth and future expenses;
●	our anticipated investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
●	our ability to maintain the security and availability of the products and services that comprise our solution;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	the impact of global financial, economic, public health, and political events on our business and industry; and
●	our ability to compete effectively with existing competitors and new market entrants.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENFUSION, INC.

Condensed Consolidated Interim Balance Sheets

(dollars and shares in thousands, except per share amounts)

	As of	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,299	$35,604
Accounts receivable, net	32,173	28,069
Prepaid expenses	3,576	5,009
Other current assets	1,388	1,170
Total current assets	85,436	69,852
Notes receivable, net	3,000	—
Property, equipment, and software, net	20,513	18,314
Right-of-use-assets, net	18,926	14,304
Other assets	7,065	6,502
Total assets	$134,940	$108,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,175	$2,212
Accrued expenses and other current liabilities	16,460	13,841
Current portion of lease liabilities	5,935	4,256
Total current liabilities	23,570	20,309
Lease liabilities, net of current portion	15,193	11,181
Total liabilities	38,763	31,490

Commitment and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 93,264 and 88,332 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	93	88
Class B common stock, $0.001 par value; 150,000 shares authorized, 35,199 and 39,199 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	35	39
Additional paid-in capital	240,224	226,877
Accumulated deficit	(170,230)	(172,932)
Accumulated other comprehensive loss	(199)	(406)
Total stockholders’ equity attributable to Enfusion, Inc.	69,923	53,666
Non-controlling interests	26,254	23,816
Total stockholders’ equity	96,177	77,482
Total liabilities and stockholders’ equity	$134,940	$108,972

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Operations

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Platform subscriptions	$47,786	$40,857	$138,269	$118,465
Managed services	3,078	3,028	9,478	8,717
Other	302	472	926	867
Total revenues	51,166	44,357	148,673	128,049

COST OF REVENUES:
Platform subscriptions	14,584	12,745	43,172	36,943
Managed services	1,631	1,604	4,964	4,789
Other	125	158	340	285
Total cost of revenues	16,340	14,507	48,476	42,017
Gross profit	34,826	29,850	100,197	86,032

OPERATING EXPENSES:
General and administrative	18,782	16,721	57,678	47,520
Sales and marketing	6,221	5,503	18,459	14,866
Technology and development	6,842	4,937	19,489	13,832
Total operating expenses	31,845	27,161	95,626	76,218
Income from operations	2,981	2,689	4,571	9,814

NON-OPERATING (EXPENSE) INCOME:
Payment to related party	—	—	—	(1,501)
Loss on extinguishment of debt	—	(78)	—	(78)
Interest income, net	487	252	1,160	1,206
Other (expense) income, net	(607)	165	(800)	(137)
Total non-operating (expense) income	(120)	339	360	(510)

Income before income taxes	2,861	3,028	4,931	9,304
Income taxes	904	367	1,188	951
Net income	1,957	2,661	3,743	8,353
Net income attributable to non-controlling interests	542	833	1,041	2,951
Net income attributable to Enfusion, Inc.	$1,415	$1,828	$2,702	$5,402

Net income per Class A common shares attributable to Enfusion, Inc.:
Basic	$0.02	$0.02	$0.03	$0.06
Diluted	$0.02	$0.02	$0.03	$0.06
Weighted-average number of Class A common shares outstanding:
Basic	92,904	87,739	91,301	88,175
Diluted	128,984	127,841	129,164	130,049

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,957	$2,661	$3,743	$8,353
Other comprehensive income, net of income tax:
Foreign currency translation income (loss)	424	(252)	279	(63)
Total other comprehensive income	2,381	2,409	4,022	8,290
Comprehensive income attributable to non-controlling interests	656	751	1,113	2,932
Total comprehensive income attributable to Enfusion, Inc.	$1,725	$1,658	$2,909	$5,358

See Notes to Condensed Consolidated Interim Financial Statements.

ENFUSION, INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

									Accumulated
			Class A		Class B		Additional		Other	Non-	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
July 1, 2024	—	$—	92,188	$92	36,199	$36	$236,327	$(171,645)	$(509)	$25,114	$89,415
Net income	—	—	—	—	—	—	—	1,415	—	542	1,957
Stock-based compensation	—	—	—	—	—	—	3,179	—	—	1,216	4,395
Share exchange	—	—	1,000	1	(1,000)	(1)	713	—	—	(713)	—
Issuance of Class A common stock associated with share-based awards	—	—	76	—	—	—	15	—	—	(15)	—
Tax withholdings related to net share settlements of stock-based compensation awards and other	—	—	—	—	—	—	(10)	—	—	(4)	(14)
Foreign currency translation	—	—	—	—	—	—	—	—	310	114	424
September 30, 2024	—	$—	93,264	$93	35,199	$35	$240,224	$(170,230)	$(199)	$26,254	$96,177

January 1, 2024	—	$—	88,332	$88	39,199	$39	$226,877	$(172,932)	$(406)	$23,816	$77,482
Net income	—	—	—	—	—	—	—	2,702	—	1,041	3,743
Stock-based compensation	—	—	—	—	—	—	11,421	—	—	4,655	16,076
Share exchange	—	—	4,000	4	(4,000)	(4)	2,637	—	—	(2,637)	—
Issuance of Class A common stock associated with share-based awards	—	—	932	1	—	—	177	—	—	(178)	—
Tax withholdings related to net share settlements of stock-based compensation awards and other	—	—	—	—	—	—	(888)	—	—	(379)	(1,267)
Foreign currency translation	—	—	—	—	—	—	—	—	207	72	279
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(136)	(136)
September 30, 2024	—	$—	93,264	$93	35,199	$35	$240,224	$(170,230)	$(199)	$26,254	$96,177

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

See Notes to Condensed Consolidated Interim Financial Statements

ENFUSION, INC.

Condensed Consolidated Interim Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$3,743	$8,353
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash lease expense	5,554	5,231
Depreciation and amortization	8,507	6,472
Provision for credit (benefit) losses	(84)	1,390
Amortization of debt-related costs	176	17
Loss on extinguishment of debt	—	78
Stock-based compensation expense	15,300	4,054
Other operating activities	—	16
Change in operating assets and liabilities:
Accounts receivable	(4,024)	(538)
Prepaid expenses	1,440	2,026
Other assets	(2,592)	(1,947)
Accounts payable	(879)	(342)
Accrued compensation	1,282	(2,191)
Accrued expenses and other liabilities	1,072	1,162
Lease liabilities	(4,486)	(4,733)
Net cash provided by operating activities	25,009	19,048
Cash flows from investing activities:
Purchases of property and equipment	(2,744)	(3,248)
Capitalization of software development costs	(5,485)	(4,128)
Purchase of convertible promissory note	(3,000)	—
Net cash used in investing activities	(11,229)	(7,376)
Cash flows from financing activities:
Distributions to non-controlling interests	(136)	—
Settlement of tax receivable acquired in reorganization transactions	—	1,501
Issuance of Class A common stock, net of issuance costs	—	17,322
Payment of withholding taxes on stock-based compensation	(1,267)	(59,868)
Payment of debt issuance and debt facility costs	—	(1,151)
Other financing activities	—	(308)
Net cash used in financing activities	(1,403)	(42,504)
Effect of exchange rate changes on cash and cash equivalents	318	(61)
Net increase (decrease) in cash and cash equivalents	12,695	(30,893)
Cash and cash equivalents, beginning of period	35,604	62,545
Cash and cash equivalents, end of period	$48,299	$31,652
Supplemental disclosure of cash flow information:
Income taxes paid in cash	$845	$598
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$6,129	$13,893
Capitalized stock-based compensation expense	$776	$491
Accrued property, equipment, and software, net	$614	$—

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

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc., and Enfusion US 3, Inc.; as well as a controlling financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacão Ltd, Enfusion (Australia) Pty. Ltd., Enfusion (Shanghai) Co., Ltd. and Enfusion Tech Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income by the other common unitholders of Enfusion Ltd. LLC. As of September 30, 2024, Enfusion, Inc. owned 72.6% of Enfusion Ltd. LLC.

Note 2   Basis of Presentation

Principles of Consolidation

These statements have been prepared in conformity with U.S. GAAP, and in accordance with rules and regulations of the SEC regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations, and all adjustments are of a normal recurring nature. The operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024. The condensed consolidated interim financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited condensed consolidated interim financial statements include the accounts of Enfusion, Inc. and its wholly or majority-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Note 3   Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. Except for the addition of the notes receivable policy described below, there have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held in money market funds are included within cash and cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had $37.5 million and $30.0 million, respectively, invested in money market accounts.

Accounts Receivable and Allowances

As of September 30, 2024 and December 31, 2023, no individual client represented more than 10% of accounts receivable. For the three and nine months ended September 30, 2024 and 2023, respectively, no individual client represented more than 10% of the Company’s total revenue.

Accounts receivable includes billed and unbilled receivables, net of allowances, including the allowance for credit losses. Billed accounts receivable are recorded upon the invoicing to clients with payment generally due within 30 days. Unbilled accounts receivable represent revenue recognized on contracts for which the timing of invoicing to clients differs from the timing of revenue recognition. Unbilled accounts receivable was $4.2 million and $2.4 million as of September 30, 2024 and December 31, 2023, respectively. Contract assets included in unbilled accounts receivable were $2.9 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively.

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

The following table summarizes the activity of the allowances applied to accounts receivable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,475	$1,231	$1,092	$1,225
Adoption of ASU 2016-13	—	—	—	149
Changes to the provision	(375)	14	205	699
Accounts written off, net of recoveries	(63)	(22)	(260)	(850)
Ending balance	$1,037	$1,223	$1,037	$1,223

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

Platform subscriptions revenues

Platform subscriptions revenues consist primarily of user fees to provide our clients access to our SaaS solution. Fees consider various components such as number of users, connectivity, trading volume, data usage and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return rights. Platform subscriptions revenues are recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Fees are generally invoiced at the end of each calendar month during the subscription term. There is no financing available.

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

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of September 30, 2024 was $39.4 million and is expected to be recognized based on the below schedule (in thousands).

Remaining Performance Obligation	September 30, 2024
Remainder of 2024	$6,872
2025	21,396
2026	9,729
2027	1,241
2028	85
Thereafter	28
Total	$39,351

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the client’s physical location is presented in the following tables (in thousands):

	Three Months Ended September 30,
	2024		2023
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$32,356	63.3%	$27,648	62.3%
Europe, Middle East, and Africa (EMEA)	8,050	15.7%	6,595	14.9%
Asia Pacific (APAC)	10,760	21.0%	10,114	22.8%
Total revenues	$51,166	100.0%	$44,357	100.0%

*	Includes revenues from clients based in the United States (country of domicile) of $31.4 million and $25.8 million for the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,
	2024		2023
Geographic Region	Amount	Percent	Amount	Percent
Americas*	$92,876	62.5%	$79,961	62.4%
Europe, Middle East, and Africa (EMEA)	23,553	15.8%	18,680	14.6%
Asia Pacific (APAC)	32,244	21.7%	29,408	23.0%
Total revenues	$148,673	100.0%	$128,049	100.0%

*	Includes revenues from clients based in the United States (country of domicile) of $90.4 million and $76.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Note 4 Note Receivable

On June 24, 2024, the Company entered into an agreement with a privately-held technology company (the “Borrower”), pursuant to which the Company loaned the Borrower $3.0 million in the form of an unsecured convertible promissory note (the “Note”). The Note accrues interest at a fixed rate of 5.12% per annum, computed as simple interest on the basis of a 365-day year. There is no prepayment penalty for early repayment of the Note. The Borrower promises to pay principal and accrued but unpaid interest under the Note at the earlier of (i) the Company’s demand at any time after

June 24, 2027 or (ii) after the occurrence of certain customary conditions such as the Borrower’s default under the Note or bankruptcy. The Note may convert into preferred equity of the Borrower if the Borrower raises a certain amount of preferred equity. The Note gave the Company a limited period of time to elect to invest in certain securities of the Borrower and enter into certain commercial arrangements with the Borrower (the “Investment Option”). The Company did not elect to exercise the Investment Option, and the Investment Option has now expired. The Note is measured at amortized cost on the accompanying condensed consolidated balance sheets. Accrued interest and credit loss allowances on the Note were immaterial as of September 30, 2024.

Note 5   Property, Equipment, and Software, Net

As of September 30, 2024 and December 31, 2023, property, equipment, and software, net located in the United States was $18.9 million and $17.0 million, respectively. The remainder was located in our various international locations. Included in property, equipment, and software are the capitalized costs of software development. Software development costs capitalized during the three months ended September 30, 2024 and 2023 were $2.2 million and $1.9 million, respectively. Software development costs capitalized during the nine months ended September 30, 2024 and 2023 were $6.4 million and $4.6 million, respectively.

Depreciation expense related to property and equipment, excluding software development costs, was $1.0 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense related to property and equipment, excluding software development costs, was $3.1 million for the nine months ended September 30, 2024 and 2023. Amortization expense related to software development costs was $1.4 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to software development costs was $3.7 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 6   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$11,573	$10,058
Accrued expenses and other	2,555	1,385
Accrued taxes	2,332	2,398
Total accrued expenses and other current liabilities	$16,460	$13,841

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

Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at an annual rate benchmarked to (1) the Secured Overnight Financing Rate (“SOFR”) or (2) a “Base Rate” that is equal to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate and (c) one month adjusted term SOFR plus 1.00%. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus a margin between 2.00% and 2.75%. Loans based on the Base Rate bear interest at a rate equal to the Base Rate plus a margin between 1.00% and 1.75% (such margins being referred to as the “Applicable Rate”). The Applicable Rate in each case is determined based on the Company’s consolidated net leverage ratio. The Company is also required to pay a commitment fee of between 0.20% and 0.25% per annum on the unused portion of the lenders’ commitments in respect of the revolving loans and letter of credit obligations, based on the Company’s consolidated net leverage ratio. As of September 30, 2024, the commitment fee rate was 0.20%.

The Credit Agreement contains certain customary covenants with which the Company must comply, including financial covenants relating to a net leverage ratio covenant and an interest coverage ratio. As part of the Credit Agreement, the Company is required to maintain a minimum required balance of $5.0 million with Bank of America, and by the first anniversary of the closing date, use commercially reasonable efforts to maintain Bank of America as its principal depository bank. The Company was in compliance with all loan covenants and requirements as of September 30, 2024.

Issuance costs associated with the Credit Agreement were capitalized and included in other assets on the accompanying consolidated balance sheets.

As of September 30, 2024, the Company had $99.9 million in available borrowing capacity under the Credit Agreement, with the remaining $100 thousand issued as a letter of credit in the second quarter of 2024.

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

Note 8   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. No material accruals for contingencies were recorded as of September 30, 2024 and December 31, 2023, respectively.

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

Preferred Stock

The Company’s board of directors have the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of September 30, 2024, the Company has no shares of preferred stock outstanding nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 10 Stock-Based Compensation

The Company’s stock-based compensation expense was recognized in the following captions within the unaudited consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$358	$227	$1,467	$720
General and administrative	2,747	1,702	9,799	3,125
Sales and marketing	321	189	988	(1,181)
Technology and development	772	444	3,046	1,390
Total stock-based compensation expense	$4,198	$2,562	$15,300	$4,054

The Company recognized total stock-based compensation expense, including restricted stock units (“RSUs”) and stock options, of $4.2 million and $2.6 million for the three months ended September 30, 2024 and September 30, 2023, respectively, which represents an increase of $1.6 million.

The Company recognized total stock-based compensation expense, including RSUs and stock options, of $15.3 million and $4.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, which represents an increase of $11.2 million. Stock-based compensation expense for the nine months ended September 30, 2024 included $3.6 million related to fully vested shares granted in conjunction with the Annual Bonus Incentive Plan. No such shares were granted in the nine months ended September 30, 2023.

Total unrecognized stock-based compensation expense related to unvested RSUs, performance-based RSUs, and stock options was $28.3 million as of September 30, 2024, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Restricted stock units

During the three months ended September 30, 2024, there were 163,812 RSUs granted under the 2021 Plan, at a weighted-average grant fair value of $9.19. During the nine months ended September 30, 2024, there were 2,287,078 RSUs granted under the 2021 Plan, at a weighted-average grant fair value of $8.73. Total unrecognized stock-based compensation expense related to unvested RSUs was $26.5 million as of September 30, 2024, which is expected to be recognized over a weighted-average period of 2.2 years.

During the three months ended September 30, 2023, there were 113,247 RSUs granted under the 2021 Plan, at a weighted-average grant fair value of $8.87. During the nine months ended September 30, 2023, there were 857,587 RSUs granted under the 2021 Plan, at a weighted-average grant fair value of $10.44.

Stock options

During the three months ended September 30, 2024, no stock options were granted under the 2021 Plan, and 2,492 stock options were forfeited. During the nine months ended September 30, 2024, no stock options were granted under the 2021 Plan, and 7,474 stock options were forfeited. As of September 30, 2024, there was approximately $190 thousand of unrecognized equity-based compensation expense related to the stock options that are not yet vested or exercisable, which is expected to be recognized over a weighted-average period of 1.2 years.

During the three months ended September 30, 2023, no stock options were granted under the 2021 Plan, and no stock options were forfeited. During the nine months ended September 30, 2023, there were 71,004 stock options granted under the 2021 Plan, at a weighted-average exercise price of $11.06 per option, and 31,474 stock options were forfeited.

Performance-based RSUs

No performance-based RSUs were granted in the three months ended September 30, 2024.

In the nine months ended September 30, 2024, 100,000 performance-based RSUs, which will vest subject to market conditions, were granted at a weighted-average fair value of $4.24 per unit.

Total unrecognized stock-based compensation expense related to unvested performance-based RSUs was $1.6 million as of September 30, 2024, which is expected to be recognized over a weighted-average period of 1.7 years.

In the three and nine months ended September 30, 2023, no performance-based RSUs were granted.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$1,957	$2,661	$3,743	$8,353
Less: Net (income) attributable to non-controlling interests	(542)	(833)	(1,041)	(2,951)
Net income attributable to Enfusion, Inc.	$1,415	$1,828	$2,702	$5,402
Numerator:
Net income attributable to Enfusion, Inc.	$1,415	$1,828	$2,702	$5,402
Reallocation of Net income attributable to vested but unissued shares	—	3	—	291
Numerator for Basic Earnings per Share	$1,415	$1,831	$2,702	$5,693
Adjustment to Income for Dilutive Shares	542	830	1,041	2,660
Numerator for Diluted Earnings per Share	$1,957	$2,661	$3,743	$8,353
Denominator:
Weighted-average shares of Class A common stock outstanding	92,904	85,576	91,301	78,307
Vested shares of Class A common stock and RSUs	—	2,163	—	9,868
Weighted-average shares of Class A common stock outstanding--basic	92,904	87,739	91,301	88,175
Add: Dilutive Shares	36,080	40,102	37,863	41,874
Weighted-average shares of Class A common stock outstanding--diluted	128,984	127,841	129,164	130,049
Net income per share of Class A common stock--Basic	$0.02	$0.02	$0.03	$0.06
Net income per share of Class A common stock--Diluted	$0.02	$0.02	$0.03	$0.06

The following number of potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Restricted stock units	240	667	648	806
Stock options	76	84	76	84
	316	751	724	890

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be dilutive for the three and nine months ended September 30, 2024 and September 30, 2023, and have therefore been included in the computation of diluted earnings per share of Class A common stock.

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

The Company’s effective tax rate was 31.6% and 12.1% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was 24.1% and 10.2% for the nine months ended September 30, 2024 and 2023, respectively. In the three and nine months ended September 30, 2024 and 2023, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to income attributable to non-controlling interest, changes in valuation allowance in the U.S., and foreign income taxes.

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

The Company has evaluated its relationships with related parties and determined it did not engage in any material transactions with related parties during the nine months ended September 30, 2024. For a discussion of related party transactions that occurred during the fiscal year ended December 31, 2023, please refer to Note 14, Related Party Transactions, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Note 14   Subsequent Events

Share Exchanges

On October 7, 2024, a Pre-IPO Common Unitholder delivered an exchange notice pursuant to Article XII of the LLC Operating Agreement. Pursuant to the terms of the LLC Operating Agreement, on October 15, 2024, the Pre-IPO Common Unitholder surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company issued 1,000,000 shares of Class A common stock to such Pre-IPO Common Unitholder, canceled an equal number of shares of Class B common stock, and received an equal number of Common Units, increasing the Company’s ownership of Common Units by 1,000,000.

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

Our total revenues were 99.4% recurring subscription-based during the three and nine months ended September 30, 2024, and 98.9% and 99.3% during the three and nine months ended September 30, 2023, respectively. Generally, we charge our clients fees for various components such as user fees, connectivity fees, market data fees, and managed service fees, all of which take into account client complexity and are subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

To support our growth and capitalize on our market opportunity, we continue to invest across all aspects of our business. In technology and development, we are focused on developing additional system functionality that will open revenue opportunities across alternative and institutional investment managers.

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker reviews and assesses the performance of our business. Our total revenues were $51.2 million and $148.7 million for the three and nine months ended September 30, 2024, respectively, compared to $44.4 million and $128.0 million for the three and nine months ended September 30, 2023, respectively. Recurring subscription-based revenues from platform subscriptions and managed services revenues were $50.9 million for the three months ended September 30, 2024, or 99.4% of total revenues, which represents an increase of 15.9% from $43.9 million for the three months ended September 30, 2023, or 98.9% of total revenues. For the nine months ended September 30, 2024, recurring subscription-based revenues from platform subscriptions and managed services revenues were $147.7 million or 99.4% of total revenues, which represents an increase of 16.2% from $127.2 million for the nine months ended September 30, 2023, or 99.3% of total revenues. We had net income of $2.0 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, compared to net income of $2.7 million and $8.4 million for the three and nine months ended September 30, 2023, respectively.

Components of Our Results of Operations

Revenues

Platform subscriptions

Platform subscriptions revenues consist primarily of user fees to provide our clients access to our SaaS solution. Fees consider various components such as number of users, connectivity, trading volume, data usage, and product coverage. Platform subscription clients do not have the right to take possession of the platform’s software and do not have any general return right. Platform subscriptions revenues are recognized ratably over the period of contractually enforceable rights and obligations, beginning on the date that the client gains access to the platform. Fees are generally invoiced at the end of each calendar month during the subscription term. There is no financing available.

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

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We regularly assess the realizability of our net deferred tax assets as a crucial component of our tax strategy. As of September 30, 2024, our deferred tax assets, net of deferred tax liabilities, remain subject to valuation allowances. However, depending on our financial performance, our evaluation of the realization of our net deferred tax assets could result in the release of some or all of the valuation allowances. If this release occurs, it will lead to a significant non-cash income tax benefit in our condensed consolidated statement of operations and the recognition of additional deferred tax assets on our consolidated balance sheet. If we obtain enough positive evidence in future quarters, we may determine that all or a substantial portion of the valuation allowances against our net deferred tax assets are no longer needed. For further discussion related to our income taxes, refer to Note 12, Income Taxes, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Under the LLC Operating Agreement, Enfusion Ltd. LLC is obligated to make quarterly cash distributions to its members to cover their estimated quarterly tax payments (“Tax Distributions”). For the nine months ended September 30, 2024, Enfusion Ltd. LLC made Tax Distributions of $136 thousand to non-controlling interest holders. No similar payments were made in the three months ended September 30, 2024 or the comparative three and nine month periods.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated interim financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended September 30,
(in thousands)	2024	2023

	Unaudited
REVENUES:
Platform subscriptions	$47,786	$40,857
Managed services	3,078	3,028
Other	302	472
Total revenues	51,166	44,357

COST OF REVENUES:
Platform subscriptions	14,584	12,745
Managed services	1,631	1,604
Other	125	158
Total cost of revenues	16,340	14,507
Gross profit	34,826	29,850

OPERATING EXPENSES:
General and administrative	18,782	16,721
Sales and marketing	6,221	5,503
Technology and development	6,842	4,937
Total operating expenses	31,845	27,161
Income from operations	2,981	2,689

NON-OPERATING (EXPENSE) INCOME:
Loss on extinguishment of debt	—	(78)
Interest income, net	487	252
Other (expense) income, net	(607)	165
Total non-operating (expense) income	(120)	339

Income before income taxes	2,861	3,028
Income taxes	904	367
Net income	1,957	2,661
Net income attributable to non-controlling interests	542	833
Net income attributable to Enfusion, Inc.	$1,415	$1,828

Revenues

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Platform subscriptions	$47,786	$40,857	$6,929	17.0%
Managed services	3,078	3,028	50	1.7%
Other	302	472	(170)	(36.0)%
Total revenues	$51,166	$44,357	$6,809	15.4%

Total revenue was $51.2 million for the three months ended September 30, 2024 compared to $44.4 million for the three months ended September 30, 2023, representing an increase of $6.8 million, or 15.4%.

Platform subscriptions

Platform subscriptions revenues increased by $6.9 million, or 17.0%, from $40.9 million for the three months ended September 30, 2023 to $47.8 million for the three months ended September 30, 2024. The increase was primarily comprised of $5.6 million related to upsell and increased users within existing contracts along with increased new client revenue of $4.2 million. In addition, revenue increased by $1.5 million reflecting the full-period impact of contracts signed in prior periods. Increases and upsells were offset by client churn of $3.1 million and downgrades of $1.1 million. Price changes did not materially impact period-over-period growth.

Managed services

Managed services revenues remained relatively unchanged over the comparative period.

Other

Other revenues, primarily consisting of data conversion services, did not materially change over the comparative quarter.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Cost of revenues:
Platform subscriptions	$14,584	$12,745	$1,839	14.4%
Managed services	1,631	1,604	27	1.7%
Other	125	158	(33)	(20.9)%
Total cost of revenues	$16,340	$14,507	$1,833	12.6%

Gross profit	$34,826	$29,850	$4,976	16.7%

Gross profit margin	68.1%	67.3%

Cost of Revenues

Cost of revenues increased by $1.8 million, or 12.6%, from $14.5 million for the three months ended September 30, 2023 to $16.3 million for the three months ended September 30, 2024. The increase was driven by $1.0 million in additional payroll and payroll-related expenses resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. Amortization of capitalized software development costs increased by $0.5 million. In addition, market data expenses increased by $0.3 million primarily attributable to a larger client base, increased usage, and higher provider rates.

Gross profit increased by $4.9 million, or 16.7%, from $29.9 million for the three months ended September 30, 2023 to $34.8 million for the three months ended September 30, 2024. Gross profit margin increased by 80 basis points due to continued realization of scale against the existing cost structure.

Operating Expenses

	Three Months Ended September 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
General and administrative	$18,782	$16,721	$2,061	12.3%
Sales and marketing	6,221	5,503	718	13.0%
Technology and development	6,842	4,937	1,905	38.6%
Total operating expenses	$31,845	$27,161	$4,684	17.2%

General and administrative

General and administrative expenses increased by $2.1 million, or 12.3%, from $16.7 million for the three months ended September 30, 2023 to $18.8 million for the three months ended September 30, 2024. The increase was primarily attributable to a $1.5 million increase in professional service fees, a $1.0 million increase in stock-based compensation expense, and a $0.4 million increase in information technology systems costs (e.g., additional licenses) due to increased headcount. The increase was partially offset by a $1.0 million decrease in credit loss expense reflecting improved collections.

Sales and marketing

Sales and marketing expenses increased by $0.7 million, or 13.0%, from $5.5 million for the three months ended September 30, 2023 to $6.2 million for the three months ended September 30, 2024. The increase was primarily attributable to a $0.3 million increase in payroll and payroll-related expenses due to annual employee salary increases and increased costs of benefits. Commission expenses also increased by $0.2 million.

Technology and development

Technology and development expenses increased by $1.9 million, or 38.6%, from $4.9 million for the three months ended September 30, 2023 to $6.8 million for the three months ended September 30, 2024. The increase was attributable to a $1.6 million increase in payroll and payroll-related expenses resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. Stock-based compensation expense also increased by $0.3 million.

Non-Operating (Expense) Income

For the three months ended September 30, 2024, non-operating (expense) income included $0.6 million of interest income earned on our money market accounts and ($0.6) million in unrealized foreign currency losses.

For the three months ended September 30, 2023, non-operating income included $0.3 million of interest income earned on our money market accounts.

Comparison of the Nine months Ended September 30, 2024 and 2023

The following table sets forth our consolidated results of operations for the periods shown:

	Nine Months Ended September 30,
(in thousands)	2024	2023

	Unaudited
REVENUES:
Platform subscriptions	$138,269	$118,465
Managed services	9,478	8,717
Other	926	867
Total revenues	148,673	128,049

COST OF REVENUES:
Platform subscriptions	43,172	36,943
Managed services	4,964	4,789
Other	340	285
Total cost of revenues	48,476	42,017
Gross profit	100,197	86,032

OPERATING EXPENSES:
General and administrative	57,678	47,520
Sales and marketing	18,459	14,866
Technology and development	19,489	13,832
Total operating expenses	95,626	76,218
Income from operations	4,571	9,814

NON-OPERATING INCOME (EXPENSE):
Payment to related party	—	(1,501)
Loss on extinguishment of debt	—	(78)
Interest income, net	1,160	1,206
Other expense, net	(800)	(137)
Total non-operating income (expense)	360	(510)

Income before income taxes	4,931	9,304
Income taxes	1,188	951
Net income	3,743	8,353
Net income attributable to non-controlling interests	1,041	2,951
Net income attributable to Enfusion, Inc.	$2,702	$5,402

Revenues

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Platform subscriptions	$138,269	$118,465	$19,804	16.7%
Managed services	9,478	8,717	761	8.7%
Other	926	867	59	6.8%
Total revenues	$148,673	$128,049	$20,624	16.1%

Total revenue was $148.7 million for the nine months ended September 30, 2024 compared to $128.0 million for the nine months ended September 30, 2023, representing an increase of $20.7 million, or 16.1%.

Platform subscriptions

Platform subscriptions revenues increased by $19.8 million, or 16.7%, from $118.5 million for the nine months ended September 30, 2023 to $138.3 million for the nine months ended September 30, 2024. The increase was primarily comprised of $15.6 million related to upsell and increased users within existing contracts along with increased new client revenue of $8.9 million. In addition, revenue increased by $7.3 million reflecting the full-period impact of contracts signed in prior periods. Increases and upsells were offset by client churn of $9.2 million and downgrades of $2.8 million, respectively. Price changes did not materially impact period-over-period growth.

Managed services

Managed services revenues increased by $0.8 million, or 8.7%, from $8.7 million for the nine months ended September 30, 2023 to $9.5 million for the nine months ended September 30, 2024. The increase was primarily driven by $1.3 million in new client revenue, including the full impact of contracts signed in prior periods, and $0.8 million related to existing clients. This increase was offset by churn and downgrades of $1.4 million.

Other

Other revenues, primarily consisting of data conversion services, increased $0.1 million over the comparative period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Cost of revenues:
Platform subscriptions	$43,172	$36,943	$6,229	16.9%
Managed services	4,964	4,789	175	3.7%
Other	340	285	55	19.3%
Total cost of revenues	$48,476	$42,017	$6,459	15.4%

Gross profit	$100,197	$86,032	$14,165	16.5%

Gross profit margin	67.4%	67.2%

Cost of Revenues

Cost of revenues increased by $6.5 million, or 15.4%, from $42.0 million for the nine months ended September 30, 2023 to $48.5 million for the nine months ended September 30, 2024. The increase was driven by $2.7 million in additional payroll and payroll-related expenses resulting from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. Market data expenses increased by $1.4 million primarily attributable to a larger client base, increased usage, and higher provider rates. In addition, amortization of capitalized software development costs increased by $1.3 million, and hosting costs increased by $0.4 million due to the expansion of our data centers. Stock-based compensation expense increased by $0.7 million primarily attributable to the fully vested shares granted under our 2023 Annual Bonus Incentive Plan.

Gross profit increased by $14.2 million, or 16.5%, from $86.0 million for the nine months ended September 30, 2023 to $100.2 million for the nine months ended September 30, 2024. Gross profit margin remained relatively unchanged over the comparative period.

Operating Expenses

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
General and administrative	$57,678	$47,520	$10,158	21.4%
Sales and marketing	18,459	14,866	3,593	24.2%
Technology and development	19,489	13,832	5,657	40.9%
Total operating expenses	$95,626	$76,218	$19,408	25.5%

General and administrative

General and administrative expenses increased by $10.2 million, or 21.4%, from $47.5 million for the nine months ended September 30, 2023 to $57.7 million for the nine months ended September 30, 2024, primarily attributable to stock-based compensation.

Stock-based compensation expense was $9.8 million and $3.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024, stock-based compensation expense included $1.9 million related to fully vested shares granted under our 2023 Annual Bonus Incentive Plan with the remainder related to RSUs granted under our Long-Term Incentive Program offset by forfeitures. For the nine months ended September 30, 2023, the stock-based compensation expense was attributable to RSUs granted under our Long-Term Incentive offset by a (benefit) attributable to forfeitures in conjunction with executive departures of ($2.2) million.

Payroll and payroll-related expenses increased by $2.4 million primarily resulting from annual employee salary increases and increased costs of benefits. Professional service fees increased by $1.4 million, and information technology systems costs (e.g., additional licenses) increased by $1.0 million. The increase was partially offset by a $1.4 million decrease in credit loss expense reflecting improved collections.

Sales and marketing

Sales and marketing expenses increased by $3.6 million, or 24.2%, from $14.9 million for the nine months ended September 30, 2023 to $18.5 million for the nine months ended September 30, 2024, primarily attributable to stock-based compensation.

Stock-based compensation expense (benefit) was $1.0 million and ($1.2) million for the nine months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024, stock-based compensation expense related to RSUs granted under our Long-Term Incentive Program. For the nine months ended September 30, 2023, stock-based compensation (benefit) included ($2.1) million attributable to forfeiture in conjunction with executive departures partially offset by RSUs granted under our Long-Term Incentive Program.

Payroll and payroll-related expenses increased by $0.6 million primarily reflecting annual employee salary increases and increased costs of benefits. Commission expenses also increased by $0.5 million.

Technology and development

Technology and development expenses increased by $5.7 million, or 40.9%, from $13.8 million for the nine months ended September 30, 2023 to $19.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to a $4.1 million increase in payroll and payroll-related expenses reflecting increased headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits.

In addition, stock-based compensation expense was $3.0 million and $1.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024, stock-based compensation expense included $1.2 million related to fully vested shares granted under our 2023 Annual Bonus Incentive Program with the remainder attributable to RSUs granted as part of our Long-Term Incentive Program offset by forfeitures.

For the nine months ended September 30, 2023, stock-based compensation expense was partially offset by a ($0.2) million benefit attributable to forfeitures related to key management departures.

Non-Operating Income (Expense)

For the nine months ended September 30, 2024, non-operating income (expense) included $1.3 million of interest income earned on our money market accounts and ($0.8) million in unrealized foreign currency losses.

For the nine months ended September 30, 2023, non-operating income (expense) included a ($1.5) million payment made to a related party and $1.3 million of interest income earned on our money market accounts.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt and equity. As of September 30, 2024, we had cash and cash equivalents of $48.3 million and $99.9 million in available borrowing capacity under our Credit Agreement. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Part II, Item 1A. Risk Factors. We expect that our future uses of cash will also include paying obligations under our Tax Receivable Agreement, tax distributions under our LLC Operating Agreement, and income taxes.

We may in the future enter into arrangements to acquire or invest in complementary businesses or services, which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt financing.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Net cash provided by operating activities	$25,009	$19,048	$5,961	31.3%
Net cash used in investing activities	(11,229)	(7,376)	(3,853)	52.2%
Net cash used in financing activities	(1,403)	(42,504)	41,101	(96.7)%
Effect of exchange rate changes on cash	318	(61)	379	nm %
Net increase (decrease) in cash	$12,695	$(30,893)	$43,588	nm %

nm - not meaningful

Operating activities

During the nine months ended September 30, 2024, we generated $25.0 million in cash flows from operating activities, resulting from our net income of $3.7 million, adjusted by non-cash charges of $29.5 million and offset by $8.2 million of cash used in working capital activities. Cash paid for annual bonuses during the nine months ended September 30, 2024 was $6.6 million.

During the nine months ended September 30, 2023, we generated $19.0 million in cash flows from operating activities, resulting from our net income of $8.4 million, adjusted by non-cash items of $17.2 million and offset by $6.6 million of cash used in working capital activities. Cash paid for annual bonuses during the nine months ended September

30, 2023 was $8.4 million. Cash flows from operating activities during the nine months ended September 30, 2023 also included a $1.5 million cash outflow related to the return of funds to FTV Fund IV.

The decrease in cash paid related to annual bonuses is attributable to the fact that part of the 2023 Annual Bonus Incentive Plan was paid in stock. Refer to Note 3, Summary of Significant Accounting Policies, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Investing activities

During the nine months ended September 30, 2024, net cash used in investing activities was $11.2 million attributable to $5.5 million of capitalized software development costs and $2.7 million of property and equipment purchases. In addition, we invested in a privately-held technology company which resulted in a $3.0 million cash outflow in exchange for an unsecured convertible promissory note.

For the nine months ended September 30, 2023, cash outflows included $4.1 million of capitalized software development costs and $3.2 million of property and equipment purchases.

Financing activities

During the nine months ended September 30, 2024, we used $1.4 million in cash flows from financing activities, including $1.3 million in payments of withholding taxes on stock-based compensation.

For the nine months ended September 30, 2023 we used $42.5 million in cash flows resulting primarily from $59.9 million in payments of withholding taxes on stock-based compensation, offset by $17.3 million in net stock issuance proceeds and a refund from the Internal Revenue Service of approximately $1.5 million related to FTV Enfusion Holdings, Inc. LLC for the fiscal years ended December 31, 2017 to December 31, 2020. We obtained the rights to this refund as a result of the merger of FTV Enfusion Holdings, Inc. with and into one of our subsidiaries in connection with the Reorganization Transactions.

Indebtedness

On September 15, 2023, we entered into a credit agreement (the “Credit Agreement”) with Bank of America and a syndicate of lending institutions. The Credit Agreement provides for a senior secured revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The Credit Agreement also includes an uncommitted accordion feature that allows for up to $50.0 million of additional borrowing capacity, subject to obtaining lender commitments and the satisfaction of certain customary conditions. We were in compliance with all loan covenants and requirements as of September 30, 2024. As of September 30, 2024, we had $99.9 million in available borrowing capacity under the Credit Agreement, with the remaining $100 thousand issued as a letter of credit in the second quarter of 2024.

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

Refer to Note 7, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

If it has taxable income, Enfusion Ltd. LLC may be obligated to make quarterly cash distributions under the LLC Operating Agreement to its members to cover their estimated quarterly tax payments.

As of September 30, 2024, we have operating lease agreements and have service agreements for the use of data processing facilities, which are also leases under ASC 842, Leases.

As of September 30, 2024, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that may be material to investors.

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

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As of September 30, 2024, we estimate the amount of existing tax basis and basis adjustments acquired in the IPO to be approximately $364.7 million.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures in the unaudited condensed consolidated interim financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions and any such difference may be material. For a discussion of how these and other factors may affect our business, see Part II, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the quarter ended September 30, 2024. For a discussion of our exposure to market risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1#

Enfusion, Inc. Executive Severance Policy, adopted on July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on July 25, 2024).

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

#	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENFUSION, INC.

November 4, 2024	By:	/s/ Oleg Movchan
Oleg Movchan
Chief Executive Officer
(Principal Executive Officer)

November 4, 2024	By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer
(Principal Financial Officer)