Form 10-K
period 2024-12-31
Enfusion, Inc.
filed 2025-03-03
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant on June 30, 2024, based on the most recent closing price of $8.52 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was $419.3 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 26, 2025, the registrant had 129,000,840 shares of common stock outstanding, consisting of 94,802,073 outstanding shares of Class A common stock and 34,198,767 outstanding shares of Class B common stock.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including statements with respect to the merger agreement with Clearwater Analytics Holdings, Inc. (“Clearwater”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

●	the completion of the merger transaction with Clearwater;
●	our future financial performance, including our revenues, costs of revenues, gross profit or gross profit margin and operating expenses;
●	our ability to successfully expand in our existing markets and into new markets;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our ability to retain existing clients and onboard new clients;
●	our ability to sell additional products and services to our clients;
●	our ability to successfully identify, integrate and realize the benefits of strategic acquisitions or partnerships;
●	our ability to effectively manage our growth and future expenses;
●	our anticipated investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
●	our ability to maintain the security and availability of the products and services that comprise our solution;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	the impact of global financial, economic, and political events, including as a result of the change in U.S. presidential administration, on our business and industry; and
●	our ability to compete effectively with existing competitors and new market entrants.

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

CERTAIN DEFINITIONS

As used in this Annual Report on Form 10-K, unless the context otherwise requires:

●	“ASU 2016-13” refers to Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
●	“Blocker Companies” refers to certain entities that are taxable as corporations for U.S. federal income tax purposes in which the Pre-IPO Shareholders held interests.
●	“Common Units” refers to the new class of units of Enfusion Ltd. LLC created by the reclassification of the LLC interests of Enfusion Ltd. LLC as part of the Reorganization Transactions.
●	“Credit Agreement” refers to the senior secured Credit Agreement, dated September 15, 2023, which Enfusion, Inc., Enfusion Ltd. LLC and certain subsidiaries of Enfusion Ltd. LLC entered into with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lending institutions from time to time party thereto.
●	“Clearwater” refers to Clearwater Analytics Holdings, Inc.
●	“Enfusion,” the “Company,” “we,” “us” and “our” and similar references refer: (1) following the consummation of the Reorganization Transactions, including our IPO, to Enfusion, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Enfusion Ltd. LLC and (2) prior to the completion of the Reorganization Transactions, including our IPO, to Enfusion Ltd. LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
●	“IPO” refers to the Company’s initial public offering, completed on October 25, 2021.
●	“LLC Operating Agreement” refers to the Seventh Amended and Restated Operating Agreement of Enfusion Ltd, LLC, dated as of October 19, 2021.
●	“Merger” refers to the merger of Poseidon Merger Sub I, Inc. with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Clearwater, as contemplated by and subject to the provisions of the Merger Agreement. “Pre-IPO Owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Merger Agreement” refers to that certain Agreement and Plan of Merger dated January 10, 2025, by and among Enfusion, Clearwater, Poseidon Acquirer, Inc., Poseidon Merger Sub I, Inc., Poseidon Merger Sub II, LLC, and Enfusion Ltd. LLC.
●	“Pre-IPO Owners” refer to the equity holders who were the owners of Enfusion Ltd. LLC immediately prior to the Reorganization Transactions.
●	“Pre-IPO Shareholders” refer to Pre-IPO Owners that received shares of Class A common stock of Enfusion, Inc. as part of the Reorganization Transactions.
●	“Pre-IPO Common Unitholders” refer to Pre-IPO Owners that held Common Units following the Reorganization Transactions.
●	“Prior Credit Agreement” refers to the amended and restated Credit Agreement with Silicon Valley Bank, dated October 19, 2021, which was terminated in connection with our entry into the Credit Agreement.
●	“Reorganization Transactions” refer to our IPO and certain organizational transactions that were affected in connection with our IPO, and the application of the net proceeds therefrom. See “Initial Public Offering and

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

Our Clients and Client Service

Enfusion has a diverse, global client base of 916 clients as of December 31, 2024, ranging from alternative investment managers such as hedge funds of all types, family offices and corporate investment arms, to institutional investment managers such as traditional investment managers, and mutual funds. Our client base spans our geographic reach; as of December 31, 2024, 54% of clients are from the Americas, 27% are from APAC, and 19% are from EMEA.

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

Our Revenue Model

We derive the vast majority of our total revenues (99.3%, 99.3%, and 98.9% for the years ended December 31, 2024, 2023, and 2022, respectively) from our recurring subscription-based revenues. Client subscription fees are comprised of various components such as user fees, connectivity fees, market data fees and managed services fees, all of which take into account client size, complexity, and growth. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

Our typical contract has an initial term of two or three years and generally auto-renews for one or two-year terms upon the completion of the initial term without an option to terminate for convenience. Certain legacy contracts have a termination for convenience clause with 30 days’ notice. Invoicing typically occurs in monthly installments at the end of each month during the subscription period.

Our Growth Strategy

We continue to advance our position as a leading technology partner to the investment management industry. The key components of our growth strategy include:

●	Continue Broadening Our Client Base: There are significant opportunities to expand our client base across the various client segments we serve today. We believe we are a leading cloud-native, SaaS provider within the alternative investment sector, and expect that as that sector grows, we will continue to extend our position. In addition, we continue to extend this growth through increasing adoption by larger institutional asset management clients due to increasing acceptance of cloud technology and the robust capabilities of our solution that better meet their evolving needs and address their existing pain points. Taking advantage of the unique position that allows us to sell our products and services through shorter sales cycles and on faster client implementation timelines, we continue to expand our sales efforts to aggressively capitalize on opportunities in this client segment. Our success in signing new clients is also supported by referrals from our existing clients, client stakeholders when they transition to other or launch new organizations, industry channel partners and our global, strategic partners and alliances.
●	Expanding Relationships with Existing Clients: We believe there is a significant opportunity to further expand our relationships with existing clients as they continue to evolve and grow in size and expand into new markets and strategies or as we provide new functionality or release new systems, features, or services. We also believe we have a significant opportunity to expand our relationship with existing clients that were not in a position to replace all of their systems at once when they first engaged with us. For those clients that elect to initially utilize some portion of our solution or only use our solution for a particular strategy or fund, we find that once they experience the advantages of our end-to-end solution, many seek opportunities to expand the breadth of their relationship with us to further help improve their investment management workflows and technology infrastructure.
●	Ongoing Pace of Innovation: To retain and expand our client base, we continuously evaluate opportunities to advance our solution through increased breadth and depth of functionality to enrich overall experience and better enable our clients to achieve their investment goals and solve for a broad array of business, operational and technology challenges. We invest heavily in innovation and, on a weekly basis, deliver enhancements and added functionality based on our ongoing dialogues with our clients and consistent with our commitment to grow and evolve with our clients.
●	Geographic Expansion: We believe there are attractive, underdeveloped opportunities across various geographies within which we can expand our business. For each of the years ended December 31, 2024 and 2023, approximately 62% of our total revenues were generated from clients in the Americas and 38% were generated from clients outside of the Americas, respectively. We are globally situated in nine offices in Chicago, New York City, London, Dublin, Hong Kong, Singapore, Mumbai, Bengaluru, and Sydney. We continue to invest in expanding our presence and capitalize on opportunities in markets such as Europe, the Middle East, and Asia Pacific. In 2023, we established an entity in Dubai to facilitate business in a rapidly growing region. In 2024, we signed 151 clients across the world, representing a 17.5% gross increase in the total number of clients from 2023.

●	Selectively Pursue Acquisitions: We may selectively pursue strategic acquisitions of complementary businesses and technologies that improve and accelerate our ability to deliver world-class investment management products and services and excellent client experience.

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

Our partnerships are an important aspect of our sales and marketing strategy. We leverage a broad network of global relationships across trading systems, fund administrators, technology providers, investment systems consultants and prime brokers to further expand our reach. Through these relationships, we often receive significant prospective referrals. Our channel partners suggest our solution to their clients because they often benefit operationally from working with clients that have unified data, superior access to information, improved workflows and a stringent control environment. Additionally, our simplified implementation process significantly increases our clients’ speed to market, which is beneficial to our partners whose services are largely dependent on our clients being active in the market.

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

We believe our multi-tenant cloud-native solution, comprised of mission critical systems integrated with a suite of services, is highly differentiating. Our cloud-native, single codebase architecture allows us to serve the full investment lifecycle in a way that unifies workflows, creating one dataset that accurately reflects the activities across all systems and multiple departments within a client organization in real time. Additionally, our single codebase architecture allows us to deliver faster implementation and continuously add functionality. As a result, we believe Enfusion is able to continue to innovate faster, delivering a better, more nimble solution that investment managers require in light of the global challenges they face.

Human Capital Resources and Culture

As of December 31, 2024, we had 1,143 employees across the Company. Of these employees, 364 are based in the Americas, and 779 are based internationally, of which 591 are based in India. We consider our current relationship with our employees to be strong. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.

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

●	If the adoption and acceptance of cloud-based financial solutions slows or shifts in a way we do not anticipate or are unable to support or if we do not accurately anticipate, prepare for, and promptly respond to rapidly evolving client needs, our sales will suffer, and the results of our operations will be adversely affected.
●	The Merger, the pendency of the Merger, or the Company’s failure to complete the Merger could have a material adverse impact on our business, results of operations, financial condition, or the price of our Class A common stock.
●	If we are unable to develop, introduce, and market new and enhanced versions of our solution or are unable to anticipate or respond to evolving technological requirements, we may be put at a competitive disadvantage and our operating results could be adversely affected.
●	If we continue expanding our operations but fail to effectively execute on our growth strategy, our margins and net income may decline, which may harm our business and results of operations.
●	We may be unable to maintain our revenue growth rate in the future.
●	Cyberattacks or other breaches of our security measures or those we rely on could result in unauthorized access to, use or destruction of confidential or proprietary information, including our clients’ or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
●	Actual or perceived defects, errors, or vulnerabilities in our solution, including failures in connection with client market orders, could harm our reputation, result in significant costs to us, impair our ability to sell our solution and subject us to substantial liability.
●	Events affecting the investment management industry could materially and adversely affect us and cause our stock price to decline significantly.
●	Our international operations may fail, and we may fail to successfully expand internationally. In addition, sales to clients outside the United States or with international operations expose us to risks inherent to international businesses, which may include adverse impacts arising out of international regulatory changes.
●	Our solution is highly technical, and if we are unable to attract or retain key employees and other skilled personnel that are capable of managing our business strategy or working with our solution, we may be unable to achieve our goals and our business will suffer.
●	Our revenue recognition and other factors may create volatility in our financial results in any given period and make them difficult to predict.

●	If we are unable to protect our intellectual property, including trade secrets, or if we fail to enforce our intellectual property rights, our business could be adversely affected.
●	Although we are not subject to the same regulations as our clients, the regulatory environment in which our clients operate is subject to continual change and regulatory developments designed to increase oversight could adversely affect our business.
●	Our failure to comply with various data privacy, protection and security regulations could impose additional costs and liabilities on us, limit our use, storage, or processing of information and adversely affect our business.
●	An active, liquid trading market for our Class A common stock may not develop or be sustained, which may make it difficult for you to sell the Class A common stock you purchase.
●	Enfusion, Inc. is a holding company, and its only material asset is its direct and indirect interest in Enfusion Ltd. LLC, and it is accordingly dependent upon distributions from Enfusion Ltd. LLC to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends.

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

The Merger, the pendency of the Merger or the Company’s failure to complete the Merger could have a material adverse impact on our business, results of operations, financial condition, or the price of our Class A common stock.

On January 10, 2025, we entered into the Merger Agreement with Clearwater, pursuant to which the Company will be acquired by Clearwater through a merger transaction and the holders of each outstanding share of capital stock will receive consideration equal to $11.25 per share consisting of $5.85 per share in cash and $5.40 per share in Clearwater’s Class A common stock. The completion of the Merger is contingent upon certain closing conditions, including approval by the Company’s stockholders and the expiration or early termination of the applicable waiting period (which waiting period has expired as of February 24, 2025) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. No assurance can be given that the Merger will eventually be consummated.

Until the Merger is consummated, our business relationships, financial condition, operating results, and business are exposed to certain inherent risks due to the effect of the pending Merger, including:

●potential adverse reactions or changes to business relationships resulting from the announcement of the proposed transaction;
●the possibility of disruption to our business and operations, including diversion of management attention and resources;
●the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result;
●uncertainty or competitive forces in the marketplace, which could lead current and prospective customers to purchase products and services from others or reduce, delay, or cancel purchases from us;
●the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
●the amount of the costs, fees, expenses, and charges related to the Merger;
●our inability to solicit other acquisition proposals; and
●the price of our Class A common stock could decrease if the proposed merger is not completed.

If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

●to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
●investor confidence could decline, shareholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders, and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and
●the requirement that we pay a termination fee of $52,325,000 if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Clearwater because the board of directors of the Company (the “Board”) withdraws its recommendation in favor of the Merger.

If we are unable to develop, introduce and market new and enhanced versions of our solution or are unable to anticipate or respond to evolving technological requirements, we may be put at a competitive disadvantage and our operating results could be adversely affected.

Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to increase sales from existing clients who do not utilize the full Enfusion solution. The success of any enhancement or new systems or service depends on several factors, including the timely completion, introduction, and market acceptance of an enhanced or new system, adaptation to new industry standards and technological changes, the ability to maintain and to develop relationships with third parties, and the ability to attract, retain and effectively train sales and marketing personnel. Any new systems we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solution to become obsolete. Any new markets in which we attempt to sell our solution, including new countries or regions, may not be receptive or implementation may be delayed due to various factors beyond our control. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of our solution not incorporating in a timely fashion or at all due to a failure of our solution to comply with such local laws or regulations. Our ability to further penetrate our existing markets depends on the quality of our solution and our ability to design our solution to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new systems. If we are unable to sell our solution into new markets or to further penetrate existing markets, or to increase sales from existing clients by expanding their relationship with us, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to maintain our revenue growth rate in the future.

We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance may not be indicative of our future performance. Our total revenues increased from $59.0 million in 2019 to $201.6 million in 2024. We may not be able to sustain revenue growth consistent with our recent history, if at all. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include reduced client spending levels, changes in the type and size of our clients, decreasing growth of our overall market, competitive conditions, slowing demand for our solution, and general economic conditions. If we are unable to maintain consistent revenue growth, the price of our Class A common stock could be volatile, and it may be difficult for us to maintain profitability.

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

Our revenues are diversified across our client base. For the year ended December 31, 2024, one client represented more than 4% of our total revenues, and our top 10 clients represented approximately 24.1% of our total revenues. However, our clients are concentrated within the investment management sector, and any events that have an adverse impact on that sector could materially and adversely affect us. Furthermore, our clients operate in the volatile global financial markets and are influenced by a number of factors outside of their control, including interest rate volatility, inflation, the availability of credit, issues with sovereign and large institutional obligors, changes in laws and regulations, including as a result of the change of U.S. presidential administration, terrorism and political unrest or uncertainty, among others. As a result, any of our clients may go out of business unexpectedly or decide to no longer use our products and services for other reasons which may be out of our control. The loss of or events affecting any one or more of these clients could materially and adversely affect us and cause our stock price to decline significantly.

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

Our international revenues represented approximately 39%, 40% and 38% of our total revenues for the fiscal years ended December 31, 2024, 2023, and 2022, respectively. Part of our growth strategy involves expanding our international operations and worldwide client base. We cannot assure you that our international expansion efforts will be successful and our experience in the United States may not be relevant to our ability to expand in any international market.

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

Our significant presence and operations in India creates certain risks that we must effectively manage. As of December 31, 2024, 591 of our 1,143 global employees were based in India. Although wage and benefit costs in India for skilled professionals are currently significantly lower than in the United States, these costs have been increasing at a faster rate in India than in the United States. There is also intense competition in India for skilled professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain or add to our employee base in India. Furthermore, India has experienced natural disasters, civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. If we are unable to effectively manage the risks related to our India operations, our operations could be impaired, which could materially and negatively impact our growth and operating results.

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

Although we are not currently subject to the same regulations as our clients, the legislative and regulatory environment in which our clients operate undergoes continuous change, including as a result of the change in U.S. presidential administration, which could subject our clients to additional, more costly, and potentially more punitive regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to our clients or directly applicable to us could adversely affect our business subjecting us to additional costs. Any or all of the regulators who oversee our clients could adopt new rules or rule amendments that could substantially impact how we operate and may necessitate significant expenditures in order to adapt and comply. Our ability to support our clients in an uncertain and ever-changing regulatory environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes, which inevitably result in intangible costs and resource drains. The compliance burden resulting from regulatory changes and uncertainty is likely to increase, particularly as regulators grow more technologically advanced and more reliant on data analytics. As a result, we may be forced to divert resources and expenditures to information technology in order to analyze data and risk in the same manner as regulators to be able to assist our clients in providing regulators with the data output they may expect going forward.

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

A portion of our revenues are derived from jurisdictions outside of the United States. We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of directing, obtaining, or keeping business and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies and individuals alike, including company directors, officers, employees, and agents. Under the FCPA, U.S. companies may be held liable for corrupt actions taken by employees, strategic, or local partners or other representatives. In addition, the government may seek to rely on a theory of successor liability and hold us responsible for FCPA violations committed by companies or associated with assets that we acquire. In February 2025, the U.S. presidential administration issued an executive order pausing the U.S. Department of Justice’s enforcement of the FCPA for 180 days until the attorney general issues revised FCPA enforcement guidance. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the U.S. presidential administration, we cannot be certain if or how the DOJ’s enforcement of the FCPA will change or its impact on our business.

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

If our existing stockholders, including employees who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of December 31, 2024, we had outstanding 94,655,212 shares of Class A common stock and 34,198,767 shares of Class B common stock. Sales of a substantial number of such shares or the perception that such sales may occur could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

Future offerings of debt or equity securities by us may materially and adversely affect the market price of our Class A common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. In addition, we may seek to expand operations in the future to other markets which we would expect to finance through a combination of additional issuances of equity, corporate indebtedness, and/or cash from operations.

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

As of December 31, 2024, our directors, executive officers, and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 58.7% of the combined voting power of our then-outstanding common stock through their ownership of both Class A common stock and Class B common stock. As a result, these stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately adversely affect the market price of our Class A common stock.

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

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, we expect the payments that Enfusion, Inc. may make under the Tax Receivable Agreement could be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable, the tax rate and the amount and timing of our taxable income. As of December 31, 2024, the Company estimates the amount of existing tax basis and basis adjustments acquired to be approximately $374.4 million. If all of the Pre-IPO Common Unitholders had exchanged or sold to us all of their outstanding Common Units as of December 31, 2024, we would have recognized a deferred tax asset of approximately $124.1 million and a liability under the Tax Receivable Agreement of approximately $105.4 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $10.30 per share, which was the price per share of Class A common stock as of December 31, 2024, (iii) a constant corporate tax rate of 29.0%, (iv) that we would have sufficient taxable income to utilize the tax benefits fully, and (v) no material changes in tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Pre-IPO Owners.

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

Accordingly, it is possible that the actual cash tax benefits realized by Enfusion, Inc. may be significantly less than the corresponding Tax Receivable Agreement payments. It is also possible that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions to Enfusion, Inc. by Enfusion Ltd. LLC are not sufficient to permit Enfusion, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. We estimate that if Enfusion, Inc. had exercised its termination right as of December 31, 2024, the aggregate amount of the early termination payments required under the Tax Receivable Agreement would have been approximately $136.7 million. The foregoing number is merely an estimate, and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.

In connection with entering into the Merger Agreement with Clearwater, the Company entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”) with Enfusion Ltd. LLC and the other parties thereto, pursuant to which, among other things, at the effective time of the Mergers, the Tax Receivable Agreement will automatically terminate and the Company will pay an aggregate of $30 million to the TRA Payment Recipients (as defined in the TRA Amendment). If the Mergers are not completed, the TRA Amendment will be void, the Tax Receivable Agreement will remain effective, and the Company will be obligated to make payments to the TRA Payment Recipients in accordance with the terms of the Tax Receivable Agreement.

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

In the case of certain changes of control, payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction. See the previous risk factor for a description of the anticipated payments under the Tax Receivable Agreement in connection with the transaction contemplated by the Merger Agreement with Clearwater.

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

Our Chief Information Security Officer (“CISO”) has over 20 years of industry experience and leads a dedicated Cybersecurity, and Governance, Risk and Compliance (“GRC”) team that is responsible for managing the cybersecurity, technology risk management, and cyber continual improvement programs, as well as other activities designed to identify, assess, manage and treat risks, and respond to threats or incidents. The Cybersecurity and GRC teams include personnel with decades of experience in managing risk and selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world. The team gathers and relies upon threat intelligence obtained from external consultants, government sources, and technology providers.

Assessing, identifying, and managing our cybersecurity and technology risks is also part of our enterprise risk management (“ERM”) framework. Our ERM framework and associated process is designed to evaluate the Company’s most significant risks, including, as applicable, cybersecurity and technology risks. The ERM framework and associated process is directly overseen by a management-led Risk Management Committee (the “RMC”) that meets on a regular basis and is comprised of our CEO, COO, General Counsel, CTO, Head of Transformation, and CISO.

The RMC, as supported by individual risk managers for each line of business, also maintains reports regarding the assessment, identification, and management of our enterprise risks for the Board to periodically review. The CISO also presents to the Board on cybersecurity risks on an approximately annual basis and the Board, through these periodic reports it receives from the RMC and the presentations by the CISO, maintains involvement with and oversight over the Company’s cybersecurity risks. As part of our Cyber Security and Technology Risk programs, the Company has also established an incident response process to track and log cybersecurity incidents. This process provides for escalating notifications to our CEO and Board depending on the nature and severity of an incident.

In the year ended December 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For more information on our cybersecurity related risks, see Part I Item 1A. Risk Factors of this Annual Report on Form 10-K.

Item 2. Properties

We are headquartered in Chicago, Illinois, pursuant to an operating lease that expires in 2030. We lease additional offices in New York City and, internationally, in London, Dublin, Hong Kong, Singapore, Mumbai, Bengaluru, and Sydney. We believe these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

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

Holders of Record

As of February 26, 2025, there were 5 holders of record of our Class A common stock. The actual number of stockholders is greater than this number and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 26, 2025, there were 5 holders of record of our Class B common stock.

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

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the NYSE Composite Index and the S&P Software & Services Select Industry Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on October 21, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2024. Data for the NYSE Composite Index and the S&P Software & Services Select Industry Index assume reinvestment of dividends.

The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2024 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect historical results of operations and financial position. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and other financial information. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. Furthermore, this discussion and analysis generally discusses results of operations and financial position for the years ended December 31, 2024 and 2023, and year-to-year comparisons between those years. Discussions of results of operations and financial position for the year ended December 31, 2022 and year to year comparisons between the years ended December 31, 2023 and 2022 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 12, 2024. In addition to the historical information presented, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause or contribute to such differences are discussed in the section titled “Cautionary Statement” and Part I, Item 1A. Risk Factors. We assume no obligation to update any of these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on Enfusion’s behalf are qualified in their entirety by this paragraph.

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

We believe, by means of our purposefully designed interconnected systems underpinned by one dataset, we are the only solution that allows clients to see and interact with all parts of the investment management lifecycle ranging from portfolio construction, trading, risk management, accounting, and operations through to investor reporting seamlessly in real time, in one screen, in one solution. As a result, our solution enables clients to better align teams, optimizing their investment decision-making operations and technology footprint, and lowering operating costs. By harnessing the efficiencies, agility, and scale inherent to our cloud-native, multi-tenant software that is integrated with a suite of technology-powered, managed services, we believe we have created the industry’s most compelling investment management solution, capable of shaping and addressing the evolving demands of the global investment management landscape.

Recent Developments

On January 10, 2025, the Company and Clearwater entered into the Merger Agreement for Clearwater to acquire the Company, for purchase consideration of approximately $1.5 billion. Under the terms of the Merger Agreement, the Company’s stockholders will receive consideration equal to $11.25 per share consisting of $5.85 per share, in cash and $5.40 per share in Clearwater’s Class A Common Stock.

The completion of the Mergers (as defined in the Merger Agreement) is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (a) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of our capital stock entitled to vote thereon, voting as a single class, (b) the absence of any order or other action that is in effect (whether temporary, preliminary or permanent) by a governmental authority restraining, enjoining or otherwise prohibiting the consummation of the Mergers or applicable law that is in effect that makes consummation of the Mergers illegal or otherwise prohibited, (c) the expiration or termination of the applicable waiting period (and any extension thereof) (which waiting period has expired as of February 24, 2025) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any agreement with any governmental authority not to consummate the Mergers and (d) the effectiveness of the registration statement on Form S-4 to be filed by Clearwater in connection with the Mergers.

In connection with entering into the Merger Agreement, the Company entered into the TRA Amendment with Enfusion Ltd. LLC and the other parties thereto, pursuant to which, among other things, at the effective time of the Mergers, the Tax Receivable Agreement will automatically terminate and the Company will pay an aggregate of $30 million to the TRA Payment Recipients (as defined in the TRA Amendment). In the event the Merger Agreement is terminated in accordance with its terms prior to the consummation of the Mergers, the TRA Amendment will be void and have no further force and effect.

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

Our total revenues were approximately 99.3%, 99.3%, and 98.9% recurring subscription-based during the years ended December 31, 2024, 2023, and 2022, respectively. Generally, we charge our clients fees for various components such as user fees, connectivity fees, market data fees, and managed services fees, all of which take into account client complexity and that is subject to contract minimums. The weekly enhancements and upgrades that we deliver and the dedicated client service are included in the price of the contract.

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

We operate as a single operating and reportable segment, which reflects the way our chief operating decision maker reviews and assesses the performance of our business. Our total revenues were $201.6 million, $174.5 million, and $150.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Recurring subscription-based revenues from platform subscriptions and managed services were $200.2 million for the year ended December 31, 2024, or approximately 99.3% of total revenues, up approximately 15.5% from $173.3 million for the year ended December 31, 2023, or approximately 99.3% of total revenues, up approximately 16.5% from $148.7 million for the year ended December 31, 2022, or approximately 98.9% of total revenues. We had net income (loss) of $3.9 million, $9.3 million, and $(13.3) million in the years ended December 31, 2024, 2023, and 2022, respectively.

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

Existing Client Retention and Renewals

The growth of our revenues base from expanding relationships with our existing clients is driven by our ability to retain these clients. Our client retention also strengthens the stability and predictability of our revenue model, facilitating better management of business. Our Net Dollar Retention Rate, which is described below in the section titled “Key Metrics and Financial Measures” was 106.4%, 106.4% and 115.4% for the years ended December 31, 2024, 2023, and 2022, respectively. We believe that our delivery of excellent ongoing innovation together with superior client experience is critical to our client retention and we expect to continue to invest in both areas.

Geographic Expansion

Our future growth depends, in part, on our ability to grow our client base through geographic expansion and build on the success internationally. For the year ended December 31, 2024, we generated 62.4% of our total revenues from clients in the Americas and 37.6% of our total revenues from clients outside of the Americas. For the year ended December 31, 2023, we generated 62.1% of our total revenues from clients in the Americas and 37.9% of our total revenues from clients outside of the Americas. For the year ended December 31, 2022, we generated 63.3% of our total revenues from clients in the Americas and 36.7% of our total revenues from clients outside of the Americas. We are globally situated in nine offices in Chicago, New York City, London, Dublin, Hong Kong, Singapore, Mumbai, Bengaluru, and Sydney. We continue to invest in expanding our presence and capitalize on opportunities in markets such as Europe, the Middle East and Asia Pacific. We continue to make investments in our sales and marketing efforts in regions outside of the Americas to capture sizable revenue opportunities.

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

Enfusion Ltd. LLC has been treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. Enfusion Ltd. LLC will continue to be treated as a pass-through entity for U.S. federal and state income tax purposes. As a result of our ownership of Common Units in Enfusion Ltd. LLC, we are subject to U.S., federal, state, and local income taxes with respect to our allocable share of any taxable income of Enfusion Ltd. LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors and the potential for the TRA Amendment to terminate the Tax Receivable Agreement, we cannot estimate the likely tax benefits we will realize as a result of Common Unit exchanges and the resulting amounts we are likely to pay out to the beneficiaries of the Common Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. We intend to cause Enfusion Ltd. LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

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

Operating Expenses

Within operating expenses, we present stock-based compensation expense within general and administrative, sales and marketing, and technology and development based on the individual employees’ department. We anticipate additional operating expenses as a result of stock-based compensation expenses related to equity awards to be issued under our equity plans.

General and administrative

General and administrative expenses primarily consist of personnel costs and related expenses for executive, finance, legal, human resources, and recruiting and administrative personnel. These personnel costs and related expenses include salaries, benefits and bonuses, fees for external legal and other consulting services, and stock-based compensation expense. General and administrative expenses also include expenses for our information technology systems and expenses incurred related to the pending merger with Clearwater (see Note 16, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K). We expect certain expenses to increase as we expand our client base and geographic footprint.

Sales and marketing

Sales and marketing expenses consist primarily of personnel and related costs associated with our sales and marketing staff, including base salaries, employee benefits, bonuses and commissions, and stock-based compensation expense.

Technology and development

Technology and development expenses consist primarily of employee-related expenses related to our software development, including costs incurred for the exploration of new technologies, preliminary project stage activities, post-implementation stage activities, maintenance, training, and minor upgrades and enhancements without additional functionality. These employee-related expenses include personnel and related costs associated with our technology and development staff, including base salaries, employee benefits, bonuses, and stock-based compensation expense.

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

Annual Recurring Revenue

We calculate Annual Recurring Revenue (“ARR”) by annualizing platform subscriptions and managed services revenues recognized in the last month of the measurement period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients and our ability to maintain and expand our relationship with existing clients. ARR was $210.4 million, $185.1 million, and $164.7 million as of December 31, 2024, 2023, and 2022, respectively. ARR is included in a set of metrics we calculate monthly to review with management as well as periodically with our board of directors.

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

Our Net Dollar Retention Rate was 106.4%, 106.4%, and 115.4% as of December 31, 2024, 2023, and 2022, respectively. We believe Net Dollar Retention Rate is an important metric because, in addition to providing a measure of retention, it indicates our ability to grow revenues within existing client accounts.

Revenue Churn Rate and Adjusted Revenue Churn Rate

We calculate our Revenue Churn Rate by measuring the revenue contribution associated with clients that cancel all of their product and service agreements with us over the measurement year. This canceled revenue contribution for each such client is calculated as the revenues recognized for such clients over the trailing 12 months prior to the month in which the client canceled its product and service agreements. We then divide this canceled revenue contribution by the ARR calculated for the prior period to calculate our Revenue Churn Rate. Our Revenue Churn Rate for the years ended December 31, 2024, 2023, and 2022 was 6.0%, 7.5%, and 4.5%, respectively.

We also calculate an Adjusted Revenue Churn Rate which excludes all involuntary cancellations as described above. Our Adjusted Revenue Churn Rate for the years ended December 31, 2024, 2023, and 2022 was 2.8%, 3.4%, and 1.0%, respectively. We believe our Revenue Churn Rate and Adjusted Revenue Churn Rate are important metrics because they indicate our ability to retain our existing client base.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
(in thousands)	2024	2023
REVENUES:
Platform subscriptions	$187,521	$161,519
Managed services	12,689	11,773
Other	1,401	1,243
Total revenues	201,611	174,535

COST OF REVENUES:
Platform subscriptions	57,727	50,702
Managed services	6,564	6,514
Other	583	425
Total cost of revenues	64,874	57,641
Gross profit	136,737	116,894

OPERATING EXPENSES:
General and administrative	78,826	64,635
Sales and marketing	25,029	20,418
Technology and development	26,727	19,893
Total operating expenses	130,582	104,946
Income from operations	6,155	11,948

NON-OPERATING INCOME (EXPENSE):
Payment to related party	—	(1,501)
Interest income, net	1,693	1,641
Other expense, net	(459)	(604)
Total non-operating income (expense)	1,234	(464)

Income before income taxes	7,389	11,484
Income taxes	3,474	2,231
Net income	3,915	9,253
Net income attributable to non-controlling interests	1,092	3,228
Net income attributable to Enfusion, Inc.	$2,823	$6,025

Revenues

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Platform subscriptions	$187,521	$161,519	$26,002	16.1%
Managed services	12,689	11,773	916	7.8%
Other	1,401	1,243	158	12.7%
Total revenues	$201,611	$174,535	$27,076	15.5%

Total revenues increased by $27.1 million, or 15.5%, from $174.5 million for the year ended December 31, 2023 to $201.6 million for the year ended December 31, 2024.

Platform subscriptions

Platform subscriptions revenues increased by $26.0 million, or 16.1%, from $161.5 million for the year ended December 31, 2023 to $187.5 million for the year ended December 31, 2024. The increase was primarily comprised of $20.0 million related to upsell and increased users within existing contracts and $13.1 million reflecting the full-period impact of contracts signed in prior periods. In addition, new client revenue increased by $8.5 million. Increases and upsells were offset by client churn of $12.1 million and downgrades of $3.5 million. Price changes did not materially impact period-over-period growth.

Managed services

Managed services revenues increased by $0.9 million, or 7.8%, from $11.8 million for the year ended December 31, 2023 to $12.7 million for the year ended December 31, 2024. The increase was driven by $1.6 million in new client revenue, including the full impact of contracts signed in prior periods, $1.0 million related to upsells to existing clients, and $0.2 million of favorability in credit memo reserves. This increase was offset by churn and downgrades of $1.9 million.

Other

Other revenues, primarily consisting of data conversion services, increased by $0.2 million over the comparative period. The increase was due primarily to a higher volume of one-time fees in the current period.

Cost of Revenues, Gross Profit and Gross Profit Margin

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Cost of revenues:
Platform subscriptions	$57,727	$50,702	$7,025	13.9%
Managed services	6,564	6,514	50	0.8%
Other	583	425	158	37.2%
Total cost of revenues	$64,874	$57,641	$7,233	12.5%

Gross profit	$136,737	$116,894	$19,843	17.0%

Gross profit margin	67.8%	67.0%

Cost of Revenues

Cost of revenues increased by $7.3 million, or 12.5%, from $57.6 million for the year ended December 31, 2023 to $64.9 million for the year ended December 31, 2024. The increase was driven by $2.6 million in additional payroll and payroll-related expenses from headcount additions to support our continued growth, annual employee salary increases, and increased costs of benefits. Amortization of capitalized software development costs increased by $1.8 million. In addition, market data expenses increased by $1.6 million primarily attributable to a larger client base, increased usage, and higher provider rates, and hosting costs increased by $0.5 million due to the expansion of our data centers. Stock-based compensation expense increased by $0.8 million primarily attributable to the fully vested shares granted under our 2023 Annual Bonus Incentive Plan.

Gross profit increased by $19.8 million, from $116.9 million for the year ended December 31, 2023 to $136.7 million for the year ended December 31, 2024. Gross profit margin increased by 80 basis points due to continued realization of scale against the existing cost structure.

Operating Expenses

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
General and administrative	$78,826	$64,635	$14,191	22.0%
Sales and marketing	25,029	20,418	4,611	22.6%
Technology and development	26,727	19,893	6,834	34.4%
Total operating expenses	$130,582	$104,946	$25,636	24.4%

General and administrative

General and administrative expenses increased by $14.2 million, from $64.6 million for the year ended December 31, 2023 to $78.8 million for the year ended December 31, 2024, primarily attributable to stock-based compensation.

Stock-based compensation expense was $12.1 million and $5.6 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, stock-based compensation expense included $1.9 million related to fully vested shares granted under our 2023 Annual Bonus Incentive Plan, with the remainder related to RSUs granted under our Long-Term Incentive Program offset by forfeitures. The increased expense reflects investments in new key management hires. For the year ended December 31, 2023, stock-based compensation expense was attributable to RSUs granted under our Long-Term Incentive offset by a (benefit) attributable to forfeitures in conjunction with executive departures of $(2.2) million.

Professional service fees increased by $4.3 million over the comparative period, primarily resulting from costs incurred related to the pending merger with Clearwater (see Note 16, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K). Payroll and payroll-related expenses increased by $3.3 million, primarily resulting from annual employee salary increases and increased bonus attainment over the comparative period, and information technology systems costs (e.g., additional licenses) increased by $1.5 million. These increases were partially offset by a $1.0 million decrease in insurance costs due to the softening of insurance market pricing and a $0.9 million decrease in credit loss expense reflecting improved collections.

Sales and marketing

Sales and marketing expenses increased by $4.6 million, from $20.4 million for the year ended December 31, 2023 to $25.0 million for the year ended December 31, 2024, primarily attributable to stock-based compensation.

Stock-based compensation expense (benefit) was $1.2 million and $(1.0) million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, stock-based compensation expense related to RSUs granted under our Long-Term Incentive Program. For the year ended December 31, 2023, stock-based compensation (benefit) included $(2.1) million attributable to forfeiture in conjunction with executive departures partially offset by RSUs granted under our Long-Term Incentive Program.

Commission expenses increased by $1.2 million over the comparative period. In addition, payroll and payroll-related expenses increased by $1.0 million, primarily reflecting annual employee salary increases and increased costs of benefits.

Technology and development

Technology and development expenses increased by $6.8 million, from $19.9 million for the year ended December 31, 2023 to $26.7 million for the year ended December 31, 2024. The increase was primarily attributable to a $5.6 million increase in payroll and payroll-related expenses reflecting increased headcount to support our product roadmap, annual employee salary increases, and increased costs of benefits. Stock-based compensation expense also increased by $2.1 million including $1.2 million related to fully vested shares granted under our 2023 Annual Bonus

Incentive Program, investments in new key management hires, and RSUs granted under our Long-Term Incentive Program. These increases were partially offset by the one-time write-off of $0.9 million of capitalized labor and licenses related to a technology project which was abandoned in the year ended December 31, 2023.

Non-Operating Income (Expense)

Non-operating income (expense) increased by $1.7 million, from expense of $0.5 million for the year ended December 31, 2023 to income of $1.2 million for the year ended December 31, 2024. The increase was primarily attributable to the related-party payment to FTV Fund IV of $1.5 million in the year ended December 31, 2023 (see Note 15, Related Party Transactions, in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

Net Income

Net income decreased by $5.4 million, from $9.3 million for the year ended December 31, 2023 to $3.9 million for the year ended December 31, 2024, primarily attributable to costs incurred in conjunction with the pending Clearwater merger and other revenue and expense trends as discussed in the sections above.

Liquidity and Capital Resources

To date, we have funded our capital needs through collections from our clients and issuances of debt and equity. As of December 31, 2024, we had cash and cash equivalents of $54.5 million and $99.9 million in available borrowing capacity under our Credit Agreement. We believe that our current sources of liquidity, cash flows from operations and existing available cash, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months.

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

Pursuant to the Merger Agreement with Clearwater, we have agreed to various covenants and obligations, including, among others, to conduct our business in the ordinary course between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, we may not take certain actions without Clearwater’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds; (iii) incurring additional debt above specified thresholds, (iv) issuing additional securities, or (v) repurchasing shares of our outstanding common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.

Cash Flow Information

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Net cash provided by operating activities	$34,682	$25,634	$9,048	35.3%
Net cash used in investing activities	(13,892)	(9,671)	(4,221)	(43.6)%
Net cash used in financing activities	(1,403)	(43,083)	41,680	96.7%
Effect of exchange rate changes on cash and cash equivalents	(511)	179	(690)	nm %
Net increase (decrease) in cash and cash equivalents	$18,876	$(26,941)	$45,817	nm %

nm - not meaningful

Operating activities

We generated $34.7 million in cash flows from operating activities for the year ended December 31, 2024, resulting from our net income of $3.9 million, adjusted by non-cash items of $38.7 million, and offset by $7.9 million of cash used in working capital activities. Cash paid for annual bonuses for the year ended December 31, 2024 was $6.6 million.

We generated $25.6 million in cash flows from operating activities for the year ended December 31, 2023, resulting from our net income of $9.3 million, adjusted by non-cash items of $25.8 million, and offset by $9.5 million of cash used in working capital activities. Cash flows from operating activities also includes $1.5 million of cash outflow related to the payment to FTV Fund IV for the year ended December 31, 2023. Cash paid for annual bonuses for the year ended December 31, 2023 was $8.4 million.

The decrease in cash paid related to annual bonuses is attributable to the fact that part of the 2023 Annual Bonus Incentive Plan was paid in stock (see Note 3, Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

Investing activities

For the year ended December 31, 2024, net cash used in investing activities was $13.9 million attributable to $7.3 million of capitalized software development costs and $3.6 million of property and equipment purchases. In addition, we invested in a privately-held technology company which resulted in a $3.0 million cash outflow in exchange for an unsecured convertible promissory note.

For the year ended December 31, 2023, net cash used in investing activities was $9.7 million attributable to $5.2 million of capitalized software development costs and $4.5 million of property and equipment purchases.

Financing activities

We used $1.4 million in cash flows from financing activities for the year ended December 31, 2024, primarily including $1.3 million in payment of withholding taxes on stock-based compensation.

We used $43.1 million in cash flows from financing activities for the year ended December 31, 2023, primarily including $60.4 million in payment of withholding taxes on stock-based compensation, partially offset by $17.3 million in net stock issuance proceeds.

Indebtedness

On September 15, 2023, we entered into a credit agreement (the “Credit Agreement”) with Bank of America and a syndicate of lending institutions. The Credit Agreement provides for a senior secured revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The Credit Agreement also includes an uncommitted accordion feature that allows for up to $50.0 million of additional borrowing capacity, subject to obtaining lender commitments and the satisfaction of certain customary conditions. We were in compliance with all loan covenants and requirements as of December 31, 2024. As of December 31, 2024, we had $99.9 million in available borrowing capacity under the Credit Agreement, with the remaining $100 thousand issued as a letter of credit in the second quarter of 2024.

Concurrent with entering into the Credit Agreement on September 15, 2023, the Company terminated its $5.0 million revolving credit agreement (the “Prior Credit Agreement”) with Silicon Valley Bank, which by its terms was scheduled to mature on December 17, 2025. At the time of termination, there were no borrowings outstanding under the Prior Credit Agreement.

On June 21, 2024, the Company entered into an amendment to the Credit Agreement (the “Amendment”), which, among other things, modified the definition of “Permitted Acquisitions” under the Credit Agreement by removing a fixed maximum aggregate purchase price for all acquisitions and instead requiring that the Company’s consolidated net leverage ratio after each acquisition not exceed 3:1 after giving effect to an acquisition.

See Note 8, Debt, in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on the Credit Agreement.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

If it has taxable income, Enfusion Ltd. LLC may be obligated to make quarterly cash distributions under the LLC Operating Agreement to its members to cover their estimated quarterly tax payments.

As of December 31, 2024, we have operating lease agreements and have service agreements for the use of data processing facilities and dark fiber lines, which are also leases under ASC 842, Leases (see Note 7, Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

As of December 31, 2024, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that may be material to investors.

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

Tax Receivable Agreement

The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. We expect that as a result of the size of the existing tax basis and basis adjustments acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement could be substantial. As of December 31, 2024, we estimate the total TRA attributes to be approximately $374.4 million. If all of the Pre-IPO Common Unitholders had exchanged or sold to us all of their outstanding Common Units as of December 31, 2024, we would have recognized a deferred tax asset of approximately $124.1 million and a liability under the Tax Receivable Agreement of approximately $105.4 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $10.30 per share, which was the price per share of Class A common stock as of December 31, 2024, (iii) a constant corporate tax rate of 29.0%, (iv) that we would have sufficient taxable income to utilize the tax benefits fully, and (v) no material changes in tax law.

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

In connection with entering into the Merger Agreement, the Company entered into the TRA Amendment with Enfusion Ltd. LLC and the other parties thereto, pursuant to which, among other things, at the effective time of the Mergers, the Tax Receivable Agreement will automatically terminate and the Company will pay an aggregate of $30 million to the TRA Payment Recipients (as defined in the TRA Amendment). In the event the Merger Agreement is terminated in accordance with its terms prior to the consummation of the Mergers, the TRA Amendment will be void and have no further force and effect.

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

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is generally the local currency. Gains or losses due to transactions in foreign currencies are included in other expense in our consolidated statements of operations. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. As of December 31, 2024 and December 31, 2023, we do not believe that a 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

Item 8. Financial Statements and Supplementary Data

ENFUSION, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enfusion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enfusion, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 3, 2025

ENFUSION, INC.

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$54,480	$35,604
Accounts receivable, net	31,988	28,069
Prepaid expenses	5,342	5,009
Other current assets	1,711	1,170
Total current assets	93,521	69,852
Notes receivable, net	3,000	—
Property, equipment, and software, net	20,963	18,314
Right-of-use-assets, net	18,062	14,304
Other assets	7,715	6,502
Total assets	$143,261	$108,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$867	$2,212
Accrued expenses and other current liabilities	20,393	13,841
Current portion of lease liabilities	6,076	4,256
Total current liabilities	27,336	20,309
Lease liabilities, net of current portion	14,236	11,181
Other non-current liabilities	2,150	—
Total liabilities	43,722	31,490

Commitment and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 94,655 and 88,332 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	95	88
Class B common stock, $0.001 par value; 150,000 shares authorized, 34,199 and 39,199 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	34	39
Additional paid-in capital	243,935	226,877
Accumulated deficit	(170,109)	(172,932)
Accumulated other comprehensive loss	(734)	(406)
Total stockholders’ equity attributable to Enfusion, Inc.	73,221	53,666
Non-controlling interests	26,318	23,816
Total stockholders’ equity	99,539	77,482
Total liabilities and stockholders’ equity	$143,261	$108,972

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUES:
Platform subscriptions	$187,521	$161,519	$138,868
Managed services	12,689	11,773	9,821
Other	1,401	1,243	1,660
Total revenues	201,611	174,535	150,349

COST OF REVENUES:
Platform subscriptions	57,727	50,702	40,017
Managed services	6,564	6,514	6,692
Other	583	425	391
Total cost of revenues	64,874	57,641	47,100
Gross profit	136,737	116,894	103,249

OPERATING EXPENSES:
General and administrative	78,826	64,635	68,764
Sales and marketing	25,029	20,418	29,286
Technology and development	26,727	19,893	17,163
Total operating expenses	130,582	104,946	115,213
Income (loss) from operations	6,155	11,948	(11,964)

NON-OPERATING INCOME (EXPENSE):
Payment to related party	—	(1,501)	—
Interest income, net	1,693	1,641	413
Other expense, net	(459)	(604)	(638)
Total non-operating income (expense)	1,234	(464)	(225)

Income (loss) before income taxes	7,389	11,484	(12,189)
Income taxes	3,474	2,231	1,074
Net income (loss)	3,915	9,253	(13,263)
Net income (loss) attributable to non-controlling interests	1,092	3,228	(5,609)
Net income (loss) attributable to Enfusion, Inc.	$2,823	$6,025	$(7,654)

Net income (loss) per Class A common shares attributable to Enfusion, Inc.:
Basic	$0.03	$0.07	$(0.10)
Diluted	$0.03	$0.07	$(0.10)
Weighted-average number of Class A common shares outstanding:
Basic	92,045	88,202	85,393
Diluted	129,550	129,429	85,393

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$3,915	9,253	(13,263)
Other comprehensive income (loss), net of income tax:
Foreign currency translation (loss) income	(450)	143	(327)
Total other comprehensive income (loss)	3,465	9,396	(13,590)
Comprehensive income (loss) attributable to non-controlling interests	970	3,273	(5,757)
Total comprehensive income (loss) attributable to Enfusion, Inc.	$2,495	$6,123	$(7,833)

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars and shares in thousands)

							Accumulated
	Class A		Class B		Additional		Other	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
January 1, 2022	65,583	$66	47,471	$47	$226,717	$(171,209)	$(325)	$42,145	$97,441
Net loss	—	—	—	—	—	(7,654)	—	(5,609)	(13,263)
Stock-based compensation	—	—	—	—	15,043	—	—	10,550	25,593
Share exchange	4,272	4	(4,272)	(4)	5,310	—	—	(5,310)	—
Issuance of IPO vested Class A common stock and share-based awards	1,594	2	—	—	(2)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(589)	(1)	—	—	(4,767)	—	—	(3,191)	(7,959)
Foreign currency translation	—	—	—	—	—	—	(179)	(148)	(327)
Other	—	—	—	—	1,959	—	—	—	1,959
December 31, 2022	70,860	$71	43,199	$43	$244,260	$(178,863)	$(504)	$38,437	$103,444
Net income	—	—	—	—	—	6,025	—	3,228	9,253
Stock-based compensation	—	—	—	—	5,628	—	—	2,596	8,224
Share exchange	4,000	4	(4,000)	(4)	2,559	—	—	(2,559)	—
Issuance of IPO vested Class A common stock and share-based awards	11,272	11	—	—	1,729	—	—	(1,740)	—
Issuance of Class A common stock, net of issuance costs	2,200	2	—	—	12,401	—	—	4,919	17,322
Cumulative impact of adopting ASU 2016-13	—	—	—	—	—	(94)	—	(55)	(149)
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	(39,497)	—	—	(20,950)	(60,447)
Foreign currency translation	—	—	—	—	—	—	98	45	143
Other	—	—	—	—	(203)	—	—	(105)	(308)
December 31, 2023	88,332	$88	39,199	$39	$226,877	$(172,932)	$(406)	$23,816	$77,482
Net income	—	—	—	—	—	2,823	—	1,092	3,915
Stock-based compensation	—	—	—	—	14,293	—	—	5,702	19,995
Share exchange	5,000	5	(5,000)	(5)	3,396	—	—	(3,396)	—
Issuance of Class A common stock associated with share-based awards	1,323	2	—	—	257	—	—	(259)	—
Tax withholdings related to net share settlements of stock-based compensation awards and other	—	—	—	—	(888)	—	—	(379)	(1,267)
Foreign currency translation	—	—	—	—	—	—	(328)	(122)	(450)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(136)	(136)
December 31, 2024	94,655	$95	34,199	$34	$243,935	$(170,109)	$(734)	$26,318	$99,539

See Notes to Consolidated Financial Statements.

ENFUSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,915	$9,253	$(13,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash lease expense	7,383	6,882	5,351
Depreciation and amortization	11,754	9,987	6,344
Provision for credit losses	229	1,319	1,399
Amortization of debt-related costs	234	92	26
Loss on extinguishment of debt	—	78	—
Stock-based compensation expense	19,033	7,458	24,993
Change in operating assets and liabilities:
Accounts receivable	(4,147)	(3,679)	(9,031)
Prepaid expenses and other assets	(4,788)	(1,749)	(1,767)
Accounts payable	(1,185)	365	(843)
Accrued compensation	3,675	(729)	7,087
Accrued expenses and other liabilities	2,675	2,359	(1,029)
Lease liabilities	(6,264)	(6,002)	(5,111)
Other non-current liabilities	2,168	—	—
Net cash provided by operating activities	34,682	25,634	14,156
Cash flows from investing activities:
Purchases of property and equipment	(3,635)	(4,453)	(3,985)
Capitalization of software development costs	(7,257)	(5,218)	(3,946)
Purchase of convertible promissory note	(3,000)	—	—
Net cash used in investing activities	(13,892)	(9,671)	(7,931)
Cash flows from financing activities:
Distributions to non-controlling interests	(136)	—	—
Settlement of tax receivable acquired in reorganization transactions	—	1,501	—
Issuance of Class A common stock, net of issuance costs	—	17,322	—
Payment of withholding taxes on stock-based compensation	(1,267)	(60,447)	(7,959)
Payment of debt issuance and debt facility costs	—	(1,151)	—
Other financing activities	—	(308)	—
Net cash used in financing activities	(1,403)	(43,083)	(7,959)
Effect of exchange rate changes on cash and cash equivalents	(511)	179	(86)
Net increase (decrease) in cash and cash equivalents	18,876	(26,941)	(1,820)
Cash and cash equivalents, beginning of period	35,604	62,545	64,365
Cash and cash equivalents, end of period	$54,480	$35,604	$62,545
Supplemental disclosure of cash flow information:
Income taxes paid in cash	$2,050	$1,843	$1,582
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$9,881	$13,893	$9,514
Capitalized stock-based compensation expense	$962	$766	$600
Accrued property, equipment, and software, net	$800	$608	$—

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

Enfusion, Inc. has three wholly-owned subsidiaries: Enfusion US 1, Inc., Enfusion US 2, Inc., and Enfusion US 3, Inc.; as well as a controlling financial interest in Enfusion Ltd. LLC and its majority-owned subsidiary, Enfusion Softech India Private Limited, as well as the wholly-owned subsidiaries of Enfusion Ltd. LLC: Enfusion Systems UK Ltd, Enfusion HK Limited, Enfusion Software Limited, Enfusion (Singapore) Pte. Ltd., Enfusion do Brasil Tecnologia da Informacão Ltd, Enfusion (Australia) Pty. Ltd., Enfusion (Shanghai) Co., and Enfusion Tech Ltd. Enfusion, Inc., through its control over the managing member of Enfusion Ltd. LLC, manages and operates Enfusion Ltd. LLC’s business and controls its strategic decisions and day-to-day operations. As such, Enfusion, Inc. consolidates the financial results of Enfusion Ltd. LLC, and a portion of Enfusion, Inc.’s net income (loss) is allocated to non-controlling interests to reflect the entitlement to a portion of Enfusion Ltd. LLC’s net income (loss) by the other common unitholders of Enfusion, Ltd. LLC. As of December 31, 2024, Enfusion, Inc. owned 73.5% of Enfusion Ltd. LLC.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

Segments

While the Company operates in multiple countries, its business operates as one operating segment because most of its service offerings are delivered and supported on a global basis and deployed in a nearly identical way. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”), who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance.

The CODM assesses the Company's performance using consolidated net income (loss), based on the same accounting policies described in the summary of significant accounting policies. This measure is also predominantly used in the budgeting and forecasting processes. On a quarterly basis, the CODM reviews the consolidated financial statements and actual-to-forecast variances when making decisions about the allocation of operating and capital resources. Significant expense categories and amounts that are regularly provided to the CODM are primarily included in the consolidated statements of operations. Additional significant expense categories and amounts, including depreciation and amortization and stock-based compensation expense, are presented in the consolidated statements of cash flows. See the consolidated financial statements for other financial information regarding the Company's operating segment.

For the Company’s total revenues by geographic region, based on the domicile of the Company’s respective business operations supporting the end software user, along with the Company’s concentration risk surrounding accounts receivable and revenues, see Note 3, Summary of Significant Accounting Policies.

Note 3   Summary of Significant Accounting Policies

The significant accounting policies of the Company and its subsidiaries are summarized below.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held as investments in money market funds are included within cash and cash equivalents. As of December 31, 2024 and 2023, respectively, the Company had $42.0 million and $30.0 million, respectively, invested in money market accounts.

Accounts Receivable

Accounts receivable includes billed and unbilled receivables, net of allowances, including the allowance for credit losses. Billed accounts receivable are initially recorded upon the invoicing to clients with payment due within 30 days. Unbilled accounts receivable represent revenue recognized on contracts for which the timing of invoicing to clients differs from the timing of revenue recognition. Unbilled accounts receivable was $4.2 million and $2.4 million as of December 31, 2024 and 2023, respectively. Contract assets included in unbilled accounts receivable were $3.4 million and $1.7 million as of December 31, 2024 and 2023, respectively.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

The Company's allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$1,092	$1,225	$791
Adoption of ASU 2016-13	—	149	—
Changes to the provision	516	705	1,158
Accounts written off	(281)	(987)	(724)
Ending balance	$1,327	$1,092	$1,225

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

The Company does not record an ROU asset and lease obligation for its short-term leases, which are defined as leases with an initial term of 12 months or less. The Company has elected not to separate lease and non-lease components for all leases.

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

Software Development Costs

The Company capitalizes certain qualifying costs, including stock-based compensation expense, incurred in the development of and major enhancements to the Company's cloud-based SaaS platform and related software products. Capitalized software development costs related to the Company's platform are amortized on a straight-line basis over the developed software's estimated useful life of three years, and the related amortization expense is recorded in cost of revenues within our consolidated statements of operations.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Costs incurred in the preliminary stages of development are expensed as incurred. Costs incurred for post-implementation activities, training, maintenance, and minor upgrades and enhancements without adding additional functionality are expensed as incurred within technology and development expense in our consolidated statements of operations. We update our multi-tenant software platform utilizing agile development methods which informs the weekly upgrades and functional enhancements. We evaluate whether development tasks are capitalizable if it adds new or significant functionality to the platform. Maintenance activities are expensed in the period in which they are performed.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets in accordance with the accounting standard for impairment or disposal of long-lived assets, which requires recognition of impairment of long-lived assets in the event that circumstances indicate impairment may have occurred and when the net carrying value of such asset group exceeds the future undiscounted cash flows attributed to such asset group. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets occurred during the years ended December 31, 2024, 2023, and 2022.

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

The Company holds a note receivable with a privately-held technology company. The instrument is classified as a non-current asset on the Consolidated Balance Sheet. Fair value inputs for this receivable are considered Level 3 measurements within the fair value hierarchy as there is minimal market activity or other financial information available to determine the fair value. As of December 31, 2024, the fair value of the note approximates its carrying value. See Note 4, Note Receivable, for further discussion.

ENFUSION, INC.

Notes to Consolidated Financial Statements

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

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

Remaining performance obligations

For the Company’s contracts that exceed one year and do not include a termination for convenience clause, the amount of the transaction price allocated to remaining performance obligations as of December 31, 2024 was $48.8 million and is expected to be recognized based on the below schedule (in thousands).

Remaining Performance Obligation	December 31, 2024
2025	$28,633
2026	15,969
2027	3,995
2028	131
2029	28
Total	$48,756

ENFUSION, INC.

Notes to Consolidated Financial Statements

Disaggregation of revenue

The Company’s total revenues by geographic region, based on the domicile of the Company’s respective business operations supporting the end software user, is presented in the following table (in thousands):

	Year Ended December 31,
	2024		2023		2022
Geographic Region	Amount	Percent	Amount	Percent	Amount	Percent
Americas	$125,803	62.4%	$108,506	62.1%	$95,122	63.3%
Europe, Middle East, and Africa (EMEA)	32,351	16.0%	26,122	15.0%	20,051	13.3%
Asia Pacific (APAC)	43,457	21.6%	39,907	22.9%	35,176	23.4%
Total revenues (a)	$201,611	100.0%	$174,535	100.0%	$150,349	100.0%

(a)	Includes revenues from clients supported in the United States of $122.4 million, $104.5 million, and $92.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Deferred commissions

The Company pays sales commissions for initial contracts and expansions of existing contracts with customers. These commissions earned by certain of its sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be three years. The Company determined the period of benefit by taking into consideration its standard contract terms and conditions, rate of technological change, and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.

The balance of deferred commissions as of December 31, 2024 and December 31, 2023 was $4.6 million and $3.5 million, respectively, and is included in other assets on the consolidated balance sheets. The amount of amortization expense recognized for the years ended December 31, 2024, 2023, and 2022 was $2.4 million, $1.4 million, and $0.8 million, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred were approximately $1.8 million, $1.5 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Advertising expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

In October 2021, in connection with the IPO, the Company adopted the 2021 Stock Option and Incentive Plan, (the “2021 Plan”). The 2021 Plan allows the Company’s Compensation Committee to make incentive awards to its officers, employees, directors, and service providers. The Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Company measures stock-based compensation expense for its share-based payment awards at fair value on the grant date. The fair value of share-based payment awards is determined using the fair market value of the underlying Class A common stock on the date of grant. The Company has not commenced any offering periods under the 2021 ESPP, and under the terms of the Merger Agreement, no additional offering period may be commenced. The Merger Agreement provides that, if the Merger closes, the 2021 ESPP will be terminated on the date immediately prior to the date of the closing.

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

Income (Loss) Per Share

Income (loss) per share is computed by dividing net income (loss) attributable to the Company by the number of weighted average shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) attributable to the Company by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on income (loss) per share. See Note 13, Income (Loss) Per Class A Common Share, for further discussion.

Non-Controlling Interest

Non-controlling interests represent the portion of profit or loss, net assets, and comprehensive income (loss) of its consolidated subsidiaries that are not allocable to the Company based on its percentage of ownership of such entities. As noted above, in October of 2021, Enfusion US 1, Inc., a newly-formed wholly owned subsidiary of Enfusion, Inc., became the sole managing member of Enfusion Ltd. LLC in connection with the Reorganization Transactions. As of December 31, 2024, the Company holds approximately 73.5% of the outstanding Common Units of Enfusion Ltd. LLC, and approximately 26.5% of the outstanding Common Units of Enfusion Ltd. LLC are held by Pre-IPO Common Unitholders. Therefore, the Company reports non-controlling interests based on Common Units of Enfusion Ltd. LLC held by the Pre-IPO Common Unitholders on its consolidated balance sheet as of December 31, 2024. Income or loss attributed to the non-controlling interest in Enfusion Ltd. LLC is based on the Common Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and consolidated statements of comprehensive income (loss).

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

Under the LLC Operating Agreement, Enfusion Ltd. LLC is obligated to make quarterly cash distributions to its members to cover their estimated quarterly tax payments (“Tax Distributions”). For the year ended December 31, 2024, Enfusion Ltd. LLC made Tax Distributions of $136 thousand to non-controlling interest holders. No similar payments were made for the year ended December 31, 2023 or 2022.

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

Tax Receivable Agreement (TRA)

The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC 450, Contingencies. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the agreement. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement could adjust the Tax Receivable Agreement liabilities recognized on the consolidated balance sheets. Subsequent changes in the Tax Receivable Agreement liabilities between reporting periods, as well as any interest accrued on the Tax Receivable Agreement between the Company's annual tax filing date and the Tax Receivable Agreement payment date, are recognized in the consolidated statements of operations. As of December 31, 2024, the liability related to the TRA was immaterial. As of December 31, 2023, the Company had not recorded a liability under the TRA.

Concentration of Risk

Deposits with Financial Institutions

The Company has reduced the concentration of its credit risk for cash by maintaining deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Accounts Receivable

As of December 31, 2024 and 2023, the Company had one individual client that represented 10% or more of accounts receivables. For the years ended December 31, 2024, 2023, and 2022, no individual client represented more than 10% of the Company’s total revenues.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), to expand the annual and interim disclosure requirements for reportable segments, including public entities with a single reportable segment, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the new segment disclosure standard in this Annual Report on Form 10-K. See Note 2, Basis of Presentation, for further discussion.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”), to enhance disclosures required for expense disaggregation of certain costs in a separate note to the financial statements, such as employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption in the annual and interim consolidated financial statements. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The company is currently evaluating the impact of adopting this standard.

Note 4   Note Receivable

On June 24, 2024, the Company entered into an agreement with a privately-held technology company (the “Borrower”), pursuant to which the Company loaned the Borrower $3.0 million in the form of an unsecured convertible promissory note (the “Note”). The Note accrues interest at a fixed rate of 5.12% per annum, computed as simple interest on the basis of a 365-day year. There is no prepayment penalty for early repayment of the Note. The Borrower promises to pay principal and accrued but unpaid interest under the Note at the earlier of (i) the Company’s demand at any time after June 24, 2027 or (ii) after the occurrence of certain customary conditions such as the Borrower’s default under the Note or bankruptcy. The Note may convert into preferred equity of the Borrower if the Borrower raises a certain amount of

ENFUSION, INC.

Notes to Consolidated Financial Statements

preferred equity. The Note gave the Company a limited period of time to elect to invest in certain securities of the Borrower and enter into certain commercial arrangements with the Borrower (the “Investment Option”). The Company did not elect to exercise the Investment Option, and the Investment Option has now expired. The Note is measured on an individual asset basis at amortized cost on the accompanying consolidated balance sheets. Accrued interest and credit loss allowances on the Note were immaterial as of December 31, 2024.

Note 5   Property, Equipment, and Software, Net

Property, equipment, and software, net consists of the following (in thousands):

	2024	2023
Computer equipment	$19,966	$17,384
Software development costs	24,410	15,842
Leasehold improvements	2,034	1,668
Furniture and fixtures	233	137
Total property, equipment, and software, cost	46,643	35,031
Less accumulated depreciation and amortization	(25,680)	(16,717)
Total property, equipment, and software, net	$20,963	$18,314

As of December 31, 2024 and 2023, property, equipment, and software, net located in the United States was $19.4 million and $17.0 million, respectively. The remainder was located in the Company’s various international locations. Included in property, equipment, and software are the capitalized costs of software development. Software development costs capitalized during the years ended December 31, 2024 and 2023 were $8.6 million and $6.4 million, respectively.

Depreciation expense related to property and equipment, excluding software development costs, was $4.2 million, $5.1 million, and $3.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense related to software development costs was $5.2 million, $3.4 million, and $2.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 6   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$13,986	$10,058
Accrued expenses and other	5,011	1,385
Accrued taxes	1,396	2,398
Total accrued expenses and other current liabilities	$20,393	$13,841

Accrued compensation includes bonuses due to employees of $9.1 million and $6.4 million as of December 31, 2024 and 2023, respectively.

Accrued expenses and other includes accrued professional fees related to the pending merger with Clearwater of $2.7 million as of December 31, 2024.

Note 7   Leases

The Company enters into leases for office space, data centers, and dark fiber lines. A number of these leases include one or more options to renew the lease terms or not terminate the lease. The exercise of these options is at the

ENFUSION, INC.

Notes to Consolidated Financial Statements

Company’s discretion and is therefore recognized on the balance sheet when it is reasonably certain the Company will exercise such options.

All of the Company’s leases are considered operating leases. The Company had no finance leases as of and for the years ended December 31, 2024 and 2023, respectively.

Operating lease commitments as of December 31, 2024 were as follows:

Amount
2025	6,765
2026	5,380
2027	5,488
2028	2,976
2029	1,603
Thereafter	1,062
Total lease commitments	$23,274
Less: Interest (a)	(2,962)
Present value of lease liabilities	$20,312

(a) Calculated using an incremental borrowing rate that is appropriate for the tenor and geography of the lease

The components of the Company’s total lease cost for the twelve months ended December 31, 2024, 2023, and 2022, respectively, were as follows:

	December 31,
	2024	2023	2022
Operating lease cost	$7,383	$6,882	$5,053
Variable lease cost	801	835	828
Short-term lease cost	470	114	—
Total lease cost	$8,654	$7,831	$5,881

Variable lease costs include the Company’s proportionate share of actual costs for utilities, common area maintenance, property taxes, and insurance, which are not included in the lease liability and are recognized in the period in which they are incurred.

As of December 31, 2024 and 2023, respectively, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term - operating leases	3.6 years	3.8 years
Weighted-average discount rate - operating leases	6.90%	7.80%

Note 8   Debt

Credit Agreement

On September 15, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America N.A. and a syndicate of lending institutions. The Credit Agreement provides for a senior secured revolving loan facility in an aggregate principal amount of up to $100.0 million, including a $10.0 million sublimit for the issuance of

ENFUSION, INC.

Notes to Consolidated Financial Statements

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

Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at an annual rate benchmarked to (1) the Secured Overnight Financing Rate (“SOFR”) or (2) a “Base Rate” that is equal to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate and (c) one month adjusted term SOFR plus 1.00%. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus a margin between 2.00% and 2.75%. Loans based on the Base Rate bear interest at a rate equal to the Base Rate plus a margin between 1.00% and 1.75% (such margins being referred to as the “Applicable Rate”). The Applicable Rate in each case is determined based on the Company’s consolidated net leverage ratio. The Company is also required to pay a commitment fee of between 0.20% and 0.25% per annum on the unused portion of the lenders’ commitments in respect of the revolving loans and letter of credit obligations, based on the Company’s consolidated net leverage ratio. As of December 31, 2024, the commitment fee rate was 0.20%.

The Credit Agreement contains certain customary covenants with which the Company must comply, including financial covenants relating to a net leverage ratio covenant and an interest coverage ratio. As part of the Credit Agreement, the Company is required to maintain a minimum required balance of $5.0 million with Bank of America, and by the first anniversary of the closing date, use commercially reasonable efforts to maintain Bank of America as its principal depository bank. The Company was in compliance with all loan covenants and requirements as of December 31, 2024.

Issuance costs associated with the Credit Agreement were capitalized and included in other assets on the accompanying consolidated balance sheets.

As of December 31, 2024, the Company had $99.9 million in available borrowing capacity under the Credit Agreement, with the remaining $100 thousand issued as a letter of credit in the second quarter of 2024.

On June 21, 2024, the Company entered into an amendment to the Credit Agreement (the “Amendment”), which, among other things, modified the definition of “Permitted Acquisitions” under the Credit Agreement by removing a fixed maximum aggregate purchase price for all acquisitions and instead requiring that the Company’s consolidated net leverage ratio after each acquisition not exceed 3:1 after giving effect to an acquisition.

Prior Credit Agreement

Concurrent with entering into the Credit Agreement, on September 15, 2023, the Company terminated its $5.0 million revolving credit facility (the “Prior Credit Agreement”) with Silicon Valley Bank, which by its terms was scheduled to mature on December 17, 2025. At the time of termination, there were no borrowings outstanding under the Prior Credit Agreement. The Company recognized a loss on extinguishment of debt of approximately $78 thousand associated with the termination of the Prior Credit Agreement for the year ended December 31, 2023.

Note 9   Commitments and Contingencies

The Company records accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. A description of a contingent payment arrangement under the Company’s Tax Receivable Agreement is included in Note 14, Income Taxes. Accruals for contingencies recorded as of December 31, 2024 and December 31, 2023, respectively, were immaterial.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Note 10   Stockholders’ Equity

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

On each of January 11, 2024, April 8, 2024, May 6, 2024, July 29, 2024, and October 15, 2024, pursuant to the terms of the LLC Operating Agreement, Pre-IPO Common Unitholders respectively surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company respectively issued 1,000,000 shares of Class A common stock to each such Pre-IPO Common Unitholder, canceled an equal number of Class B common stock, and received an equal number of Common Units, thereby increasing the Company’s ownership of Common Units by an aggregate of 5,000,000 in 2024.

On each of February 21, 2023, March 28, 2023, July 19, 2023, and August 1, 2023, pursuant to the terms of the LLC Operating Agreement, Pre-IPO Common Unitholders respectively surrendered 1,000,000 Common Units and an equal number of shares of Class B common stock. In connection therewith, the Company respectively issued 1,000,000 shares of Class A common stock to each such Pre-IPO Common Unitholder, canceled an equal number of Class B common stock, and received an equal number of Common Units, thereby increasing the Company’s ownership of Common Units by an aggregate of 4,000,000 in 2023.

On June 15, 2023, the company sold 1.2 million shares of Class A common stock to FTV Investment Holdings, L.P. (“FTV Holdings”) and an affiliate in a private placement. See Note 15, Related Party Transactions, for more information about this placement transaction.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

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

Preferred Stock

The Company’s board of directors have the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of Class A common stock. As of December 31, 2024 and 2023, the Company has no shares of preferred stock outstanding nor has the Company’s board of directors established the rights and privileges related to any series of preferred stock.

Note 11   Management Incentive Plan and Stock-Based Compensation

2021 Stock Option and Incentive Plan

In conjunction with the IPO, the Company established the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective upon the date immediately preceding the IPO effectiveness date (as defined below). The Company initially reserved 26,400,000 shares of Class A common stock for the issuance of awards under the 2021 Plan, inclusive of awards (the “Award Units”) granted to Plan Participants (as defined below) of the Pre-IPO Change in Control Bonus Plan (as defined below). The 2021 Plan provides that the number of shares of Class A common stock reserved and available for issuance under the 2021 Plan increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 3% of the outstanding number of shares of the Company’s Class A common stock and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s Compensation Committee. The 2021 Plan provides for potential grants of the following awards: (i) stock options, (ii) RSUs, (iii) unrestricted shares, and (iv) stock appreciation rights.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

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

●	Shares of Class A common stock that vested within one year of the IPO effectiveness date are referred to as “Contingently Issuable Shares” due to continued employment requirements. Of such shares, 7.5% was distributed in 2022 with the remainder distributed in 2023. Stock-based compensation expense associated with these awards is recognized by the Company on a straight-line basis over the requisite service period for the entire award, beginning on the IPO effectiveness date. The amount of stock-based compensation expense recognized for these awards was $0 million, $0 million, and $10.2 million in the years ended December 31, 2024, 2023, and 2022, respectively, which is equal to the fair value of the shares of the IPO vested Class A common stock, after applying a discount for lack of marketability due to the post-vesting restriction.

●	RSUs granted to executive and non-executive employees that will vest ratably over a period of up to four years subject to the Plan Participant’s continued employment. Stock-based compensation expense associated with these awards is recognized by the Company on a straight-line basis over the requisite service period for the entire award, beginning on the IPO effectiveness date. The amount of stock-based compensation expense recognized for these awards was $17.8 million, $7.3 million, and $13.2 million in the years ended December 31, 2024, 2023, and 2022, respectively.

●Performance-based restricted stock units (“PSUs”) that will vest ratably over a period of up to ten years that are subject to a market condition and the Plan Participant’s continued employment. The market condition is the achievement of certain market capitalization targets by the Company at specified measurement dates. The Company determined the fair value of these PSUs using the Monte Carlo method. The Company recognizes stock-based compensation expense on a straight-line basis over the implied service period for each tranche of the award, as if the award were in-substance multiple awards. The amount of stock-based compensation expense recognized for these awards was $2.0 million, $0.8 million, and $0.4 million in the years ended December 31, 2024, 2023, and 2022, respectively.

In addition to the shares of Class A common stock, RSUs, and PSUs granted to employees that were Plan Participants in the Pre-IPO Change in Control Bonus Plan, the Company agreed to issue 2,047,064 shares of Class A common stock to an employee in exchange for termination of a profit sharing agreement. These shares were issued to the employee between the first and second anniversaries of the IPO effectiveness date. The fair value of these shares, after applying a discount for lack of marketability due to the post-vesting restriction, was $31.2 million. This amount was recognized as compensation expense on the IPO effectiveness date in 2021.

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

ENFUSION, INC.

Notes to Consolidated Financial Statements

The Company recognizes stock-based compensation expense for these RSUs on a straight-line basis over requisite service period for the entire award.

Stock Options

The expected fair value of the Company’s stock options was determined utilizing the Black-Scholes option pricing model, and the expected term was determined utilizing the simplified method due to lack of historical exercise data. The expected volatility was determined using a weighted-average of the historical volatility measures of a group of guideline companies and the Company's own historical volatility. The risk-free rate was determined using the published interest rates of the U.S. Treasury zero-coupon issues with maturities that approximate the expected term used.

The weighted-average price of stock options was $11.06 and $9.86 per option for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, there was approximately $148 thousand of unrecognized stock-based compensation expense related to the remaining stock options issued during 2022 and 2023, which is expected to be recognized over a weighted-average period of approximately 1.0 year. The Black-Scholes assumptions used for the options granted under the 2021 Plan for the years ended December 31, 2023 and 2022, respectively, were as follows:

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

In the year ended December 31, 2024, 100,000 performance-based PSUs were granted. The assumptions used in the Monte Carlo simulation for the PSUs were as follows:

Assumptions	2024	2023	2022
Fair value of common stock (per share)	$8.35	$9.89	$8.92
Expected volatility	52.20%	41.65%	53.40%
Risk-free rate	4.27%	4.38%	3.98%
Dividend yield	0.00%	0.00%	0.00%
Cost of equity capital	12.30%	14.10%	13.50%

As of December 31, 2024, the total compensation cost related to unvested awards not yet recognized was $1.3 million, and the weighted-average period of recognition was 1.7 years.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company’s stock-based compensation expense was recognized in the following captions within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenues	$1,781	$950	$1,421
General and administrative	12,081	5,635	14,130
Sales and marketing	1,246	(984)	5,875
Technology and development	3,925	1,857	3,567
Total stock-based compensation expense	$19,033	$7,458	$24,993

Total unrecognized stock-based compensation expense related to unvested RSUs, performance-based RSUs, and stock options was $24.1 million as of December 31, 2024, which is expected to be recognized over a weighted-average period of 2.0 years.

The following summarizes the Company’s share-based payment award activity for all RSUs and stock options for the year ended December 31, 2024:

	RSUs		Options
	Number of Units	Weighted-Average Grant-Date Fair Value	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023 (a)	3,191,897	$9.61	83,530	$10.77	8.89
Granted during the period	2,912,461	8.57	—	—	—
Forfeited during the period	(354,741)	9.79	(7,474)	11.06	—
Vested and issued during the period (b)	(1,472,162)	10.84	—	—	—
Outstanding as of December 31, 2024	4,277,455	$8.49	76,056	10.74	7.87
Vested as of December 31, 2024	—		32,021	10.56
Unvested as of December 31, 2024	4,277,455		44,035	$10.88

(a) December 31, 2023 balance is all unvested.
(b) Includes shares issued and net settled to satisfy tax withholding obligations.

Total fair value related to vested RSUs was $13.3 million, $157.6 million, and $21.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Most RSUs that vested during this period were net share settled, meaning the company withheld shares with a value equivalent to the employees’ obligations for applicable income and other employment taxes and then remitted the cash to the appropriate taxing authorities. The income tax (benefit) related to share-based compensation expense was $(3.6) million, $(43.9) million, and $(5.9) million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 12   Employee Benefit Plans

The Company sponsors a 401(k) Plan that covers substantially all full-time United States employees who meet eligibility requirements. The Company makes matching contributions equal to 50% of the wages that are deferred by employees, and the matching contribution is capped at 3% of wages. The Company made contributions of $1.3 million, $1.0 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company also

ENFUSION, INC.

Notes to Consolidated Financial Statements

sponsors various other benefit plans for its employees of certain international subsidiaries. The Company’s contributions to these plans are immaterial for the periods presented.

Note 13   Net Income (Loss) Per Class A Common Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net income (loss)	$3,915	$9,253	$(13,263)
Less: Net (income) loss attributable to non-controlling interests	(1,092)	(3,228)	5,609
Net income (loss) attributable to Enfusion, Inc.	$2,823	$6,025	$(7,654)
Numerator:
Net income (loss) attributable to Enfusion, Inc.	$2,823	$6,025	$(7,654)
Adjustment to loss attributable to common stockholders	—	306	(954)
Numerator for Basic Earnings per Share	$2,823	$6,331	$(8,608)
Adjustment to Income for Dilutive Shares	1,092	2,922	—
Numerator for Diluted Earnings per Share	$3,915	$9,253	$(8,608)
Denominator:
Weighted-average shares of Class A common stock outstanding	92,045	80,828	67,057
Vested shares of Class A common stock and RSUs	—	7,374	18,336
Weighted-average shares of Class A common stock outstanding--basic	92,045	88,202	85,393
Add: Dilutive Shares	37,505	41,227	—
Weighted-average shares of Class A common stock outstanding--diluted	129,550	129,429	85,393
Net income (loss) per share of Class A common stock--Basic	$0.03	$0.07	$(0.10)
Net income (loss) per share of Class A common stock--Diluted	$0.03	$0.07	$(0.10)

The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Class B common stock	—	—	43,199
Restricted stock units	260	1,048	2,999
Stock options	76	84	44
	336	1,132	46,242

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under both the treasury stock method and if-converted method, shares of Class B common stock were determined to be dilutive and have therefore been included in the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2024.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Note 14   Income Taxes

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

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$420	$5,503	$(16,201)
Foreign	6,969	5,981	4,012
Total	$7,389	$11,484	$(12,189)

Significant components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$—	$(5)	$—
State & Local	8	53	—
Foreign	3,520	2,190	1,347
Total Current Income Tax Expense	3,528	2,238	1,347
Deferred:
U.S. Federal	—	—	—
State & Local	—	—	—
Foreign	(54)	(7)	(273)
Total Deferred Income Tax (Benefit)	(54)	(7)	(273)
Total	$3,474	$2,231	$1,074

ENFUSION, INC.

Notes to Consolidated Financial Statements

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to the Company’s income tax expense (benefit) was as follows:

	Year Ended December 31,
	2024	2023	2022
At U.S. Federal Statutory Tax Rate	21.0%	21.0%	21.0%
State Tax, Net of Federal Benefit	8.5%	38.9%	3.1%
Non-Controlling Interest	(5.8)%	(7.3)%	(8.9)%
Foreign Branch Taxes	19.5%	10.9%	(8.2)%
Stock-Based Compensation	8.8%	113.5%	(10.6)%
Foreign Rate Differential	0.1%	0.3%	0.5%
Valuation Allowance	(43.2)%	(168.8)%	50.6%
Non-deductible Expenses	2.5%	0.9%	(0.5)%
Investment in Subsidiary	(9.3)%	(3.5)%	—%
Change in Tax Rates	33.3%	1.9%	(59.2)%
Return to Provision	(10.1)%	6.5%	4.0%
Unrecognized Tax Benefit	24.2%	2.1%	—%
Research & Development Credit	(3.9)%	—%	—%
Other	1.4%	3.0%	(0.6)%
Total	47.0%	19.4%	(8.8)%

The Company’s effective tax rate for the years ended December 31, 2024, 2023, and 2022 was 47.0%, 19.4%, and (8.8)%, respectively. The most significant items impacting the effective tax rate are explained below.

State Tax, Net of Federal Benefit

The Company’s state taxes, net of federal benefit, include the effects of state taxes currently payable and changes in state deferred income taxes, exclusive of the valuation allowance. For the years ended December 31, 2024, 2023, and 2022, the Company recorded state tax expense (benefit) of $0.6 million, $4.5 million, and $(0.4) million, respectively.

Non-Controlling Interest

The Company’s sole material asset is a financial interest in Enfusion Ltd. LLC. While the Company consolidates Enfusion Ltd. LLC for financial reporting purposes, the Company will only be taxed on (benefit from) its share of earnings (losses) of Enfusion Ltd. LLC not attributed to the non-controlling interest holders. Since non-controlling interest holders will continue to bear (benefit from) their share of income tax expense (benefit) on its allocable earnings (losses) of Enfusion Ltd. LLC, that share of income tax expense (benefit) is not reported by the Company in its consolidated financial statements. The U.S. federal tax (benefit) expense associated with the allocation of earnings (losses) to non-controlling interest holders for the years ended December 31, 2024, 2023, and 2022 was $(0.4) million, $(0.8) million and $1.1 million, respectively.

Foreign Branch Taxes

The Company has foreign operations that are treated as branches for U.S. tax purposes and are also subject to income taxes in those foreign jurisdictions. For the years ended December 31, 2024, 2023, and 2022, the Company recorded $1.4 million, $1.3 million, and $1.0 million, respectively, in foreign income taxes related to the pre-tax income of its branches.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

As a result of the Reorganization Transactions, a significant portion of the Company’s certain stock-based compensation expenses will be allocated to the non-controlling interest holders and therefore will not be deductible to the Company. The remaining portion of these expenses will be subject to the tax deduction limitations as established by the U.S. tax law in respect of the executive compensation. The Company recognizes an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The U.S. federal tax impact of non-deductible stock-based compensation, including tax deficiencies, for the years ended December 31, 2024, 2023, and 2022 was $0.7 million, $13.0 million, and $1.3 million, respectively.

Valuation Allowance

The Company’s net deferred tax benefit (expense) for the years ended December 31, 2024, 2023, and 2022 of $(3.2) million, $(19.4) million, and $(6.2) million, respectively, was fully offset by the valuation allowance in each respective year.

Investment in Subsidiary

Enfusion, Inc. owns 73.5% of Enfusion Ltd., LLC. Enfusion Ltd., LLC holds a 100% equity interest in various foreign jurisdictions, which operate as wholly owned subsidiaries. As a result of this investment, the financial results of the foreign subsidiaries are included in the Company’s financial statements at the ownership percentage. For the years ended December 31, 2024, 2023, and 2022, the Company recorded a tax (benefit) of $(0.7) million, $(0.4) million, and $0 million, respectively, in foreign taxes incurred by the foreign subsidiaries attributable to the Enfusion, Inc.

Change in Tax Rates

For the years ended December 31, 2024, 2023, and 2022, the Company reduced its deferred tax assets by $2.5 million, $0.2 million, and $7.2 million, respectively, to reflect a change in the estimated U.S. state tax rate caused by a change in the overall mix of its U.S. earnings by state.

Return to Provision

For the years ended December 31, 2024, 2023, and 2022 the Company recorded a tax expense (benefit) of $(0.7) million, $0.8 million, and $(0.5) million, respectively, in relation to its filed or expected to be filed U.S. and foreign income tax returns. These true-up adjustments are attributable to actual results in the Company’s tax filings as compared to the estimates included in its previously issued consolidated financial statements.

Unrecognized Tax Benefit

For the years ended December 31, 2024, 2023, and 2022, the Company recorded tax expense of $1.8 million, $0.2 million, and $0 million, respectively, for uncertain tax positions in the U.S. and foreign jurisdictions.

ENFUSION, INC.

Notes to Consolidated Financial Statements

Deferred Tax Assets

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Investment in Enfusion Ltd. LLC	$131,961	$126,504
Stock-Based Compensation	2,249	1,542
Net Operating Losses	14,506	11,410
Other	1,002	851
Total Deferred Tax Assets	149,718	140,307
Valuation Allowance	(149,718)	(140,307)
Total Deferred Tax Assets Net of Valuation Allowance	—	—
Deferred Tax Liabilities:
Property and Equipment	(16)	(70)
Total Deferred Tax Liabilities	(16)	(70)
Net Deferred Tax Liabilities	$(16)	$(70)

The Company’s deferred tax assets are primarily comprised of basis differences in the investment in Enfusion Ltd. LLC, stock-based compensation, and tax attribute carryforwards. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income to realize the deferred tax assets on the Company’s income tax returns. As of December 31, 2024, management has concluded that it is more likely than not that the Company will not be able to utilize its deferred tax assets in the short term. This decision is based on the Company’s nearly break-even three-year history of cumulative income and the uncertainty surrounding its ability to maintain a cumulative income position and generate future taxable income.

The changes in the Company’s valuation allowance for deferred tax assets were as follows (in thousands):

Year Ended December 31, 2022	$133,689
Charged to Income Tax Expense	(19,381)
Charged to Stockholders' Equity	25,999
Year Ended December 31, 2023	$140,307
Charged to Income Tax Expense	(3,195)
Charged to Stockholders' Equity	12,606
Year Ended December 31, 2024	$149,718

As of December 31, 2024 and 2023, the Company had U.S. federal net operating losses of $54.7 million and $43.1 million, respectively, which can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company had state net operating losses of $45.8 million and $35.6 million, respectively, that begin to expire in 2033.

As of December 31, 2024, the Company is not indefinitely reinvested on undistributed earnings from its foreign operations. Due to the Company's structure, the foreign operations do not qualify for the indefinite reinvestment exceptions under ASC 740-30 as the earnings from the foreign operations are subject to U.S. taxation. However, the exception may still apply to foreign withholding taxes due to dividend distributions of earnings from the Company's foreign affiliates. The Company has no plans to make distributions from its foreign operations in the future and, therefore, a deferred tax liability has not been recognized. A determination of the unrecognized deferred taxes is not practicable.

ENFUSION, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$316	$119	$119
Increases for tax positions related to the current year	624	—	—
Increases (decreases) for tax positions of prior years	1,166	238	—
Reduction due to settlement	(101)	—	—
Expiration of statute of limitations	(57)	(41)	—
Ending balance	$1,948	$316	$119
Interest and penalties	185	128	65

For the years ended December 31, 2024 and 2023, the Company recorded $1.8 million, and $0.2 million, respectively, for uncertain tax positions in the U.S. and foreign jurisdictions, which, if recognized, would favorably affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files tax returns in the United States and various foreign jurisdictions. The Company is currently being audited in the U.S. and India. However, the Company is no longer subject to examination by those taxing authorities with respect to the years ended prior to 2018. While the outcome of tax audits is always uncertain and could lead to significant cash tax payments, the Company does not anticipate that these audits will have a material adverse effect on our consolidated financial position or our operational results. The Company believes it is reasonably possible that our unrecognized tax benefits may decrease by approximately $1.6 million within the next 12 months due to settlements, lapses in statutes of limitations, tax audit activities, and other adjustments. The majority of these amounts are related to transfer pricing issues in non-U.S. tax jurisdictions.

Tax Receivable Agreement

The Company has obtained and continues to expect an increase in its share of the tax basis in the net assets of Enfusion Ltd. LLC when Common Units are redeemed from or exchanged by the Pre-IPO Common Unitholders. The Company intends to treat any redemptions and exchanges of Common Units as direct purchases of Common Units for U.S. income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to U.S. federal and state tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

In the years ended December 31, 2024 and 2023, the Company purchased an aggregate of 5,000,000 and 4,000,000 units, respectively, of Enfusion Ltd. LLC in connection with the exchange of those units by the Pre-IPO Common Unitholders, which resulted in an increase of $50.8 million and $46.0 million, in the tax basis of the net assets of Enfusion Ltd. LLC that would be subject to the provisions of the Tax Receivable Agreement in the years ended December 31, 2024 and 2023, respectively.

ENFUSION, INC.

Notes to Consolidated Financial Statements

The Company realized taxable income for the year ended December 31, 2024. As such, the Company has recorded an immaterial liability under the Tax Receivable Agreement related to the realizable tax benefits originating from the Reorganization Transactions, IPO, and subsequent purchase of Common Units. It is not probable that the Company will realize additional tax benefits, and therefore, the full TRA liability has not been recorded (see Note 16, Subsequent Events).

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the Tax Receivable Agreement liability be considered probable at a future date based on new information, any changes will be recorded at that time.

Note 15   Related Party Transactions

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

Note 16   Subsequent Events

Pending Merger with Clearwater

On January 10, 2025, the Company entered into the Merger Agreement under which Clearwater will acquire Enfusion, Inc. for a purchase price of $11.25 per share in a cash-and-stock transaction (the “Clearwater Merger”) that values the Company at approximately $1.5 billion. The transaction was unanimously approved by the boards of directors of both companies. Anticipated to close in the second quarter of 2025, the closing of the transaction remains subject to receipt of shareholder approval, regulatory approvals, and satisfaction of other customary closing conditions.

Under the terms of the Merger Agreement, the exchange ratio will be determined at close with reference to a 10% collar around a $27.7926 price for Clearwater’s Class A common stock (the “Clearwater common stock”). If the volume weighted average price of the Clearwater common stock for the 10-trading day period ending on the second to last trading day prior to the closing date (the “Final Clearwater Stock Price”) is below $25.0133, then Enfusion stockholders will receive 0.2159 shares of Clearwater common stock per share of Enfusion Stock. If the Final Clearwater Stock Price is

ENFUSION, INC.

Notes to Consolidated Financial Statements

above $30.5718, then Enfusion stockholders will receive 0.1766 shares of Clearwater common stock per share of Enfusion Stock. If the Final Clearwater Stock Price is greater than or equal to $25.0133, but less than or equal to $30.5718, then Enfusion stockholders will receive a number of shares of Clearwater common stock determined by dividing $5.40 by the Final Clearwater Stock Price.

The Merger Agreement also provides for Clearwater’s assumption of certain outstanding Enfusion options and other unvested Enfusion equity awards held by continuing Enfusion employees.

Both the Company and Clearwater each have termination rights under the Merger Agreement. A fee of $52.3 million may be payable by the Company to Clearwater upon termination of the Merger Agreement under specified circumstances as more fully described in the Merger Agreement.

In connection with entering into the Merger Agreement, the Company entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”) with Enfusion Ltd. LLC (the “Operating Company”), and the other parties thereto, pursuant to which, among other things, at the effective time of the Merger, the TRA will automatically terminate and the Company will pay an aggregate of $30 million to the TRA Payment Recipients (as defined in the TRA Amendment). In the event the Merger Agreement is terminated in accordance with its terms prior to the consummation of the Mergers, the TRA Amendment will be void and have no further force and effect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2024 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item, except as disclosed below, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024.

Item 14. Principal Accountant’s Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024.

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
2.1

Agreement and Plan of Merger dated January 10, 2025, by and among Enfusion, Inc., Clearwater Analytics Holdings, Inc., Poseidon Acquirer, Inc., Poseidon Merger Sub I, Inc., Poseidon Merger Sub II, LLC and Enfusion Ltd. LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on January 10, 2025).

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

10.3

Amendment No. 1 to Seventh Amended and Restated Operating Agreement of Enfusion Ltd. LLC, dated as of June 11, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q (File No. 001-40949), filed with the Securities and Exchange Commission on August 6, 2024)

10.4

Tax Receivable Agreement, dated as of October 19, 2021, by and among the Registrant and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 30, 2022).

10.5#

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

10.7#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 10, 2023).

10.8#†

Employment Agreement, effective December 22, 2022, by and between Enfusion Ltd. LLC and Oleg Movchan, as amended by Appendix 1 – Scope of Employment, effective March 1, 2024 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 12, 2024).

10.9#†

Employment Agreement, effective December 14, 2022, by and between Enfusion Ltd. LLC and Bradley Herring, as amended by Appendix 1 – Scope of Employment, dated March 1, 2024 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 12, 2024).

10.10#†

Employment Agreement, effective November 7, 2023, by and between Enfusion Ltd. LLC and Neal Pawar (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on November 20, 2023).

10.11#†

Employment Agreement, effective September 1, 2021, by and between Enfusion Ltd. LLC and Bronwen Bastone, as amended by Appendix 1 – Scope of Employment, effective March 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 12, 2024).

10.12#†

Employment Agreement, effective February 1, 2021, by and between Enfusion Ltd. LLC and Matthew Campobasso, as amended by Appendix 1 – Scope of Employment, dated March 1, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 12, 2024).

10.13#†

Employment Agreement, effective February 7, 2022, by and between Enfusion Ltd. LLC and Valeria Gutowski, as amended by Appendix 1 – Scope of Employment, effective January 15, 2024 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 12, 2024).

10.14†

Lease, dated March 6, 2017, by and between Registrant and 125 S. Clark (Chicago) SBE, LLC, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259635), filed with the Securities and Exchange Commission on September 28, 2021).

10.15

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

10.16

Amendment No. 1 to Credit Agreement, dated June 21, 2024, among Enfusion Ltd. LLC, the Registrant, the guarantors party thereto, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer and the certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-40949), filed with the Securities and Exchange Commission on  August 6, 2024).

10.17#

Enfusion, Inc. Executive Severance Policy, adopted on July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on July 25, 2024).

10.18#

Non-Employee Director Compensation Policy, effective July 1, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q (File No. 001-40949), filed with the Securities and Exchange Commission on August 6, 2024).

10.19

Amendment No. 1 to Tax Receivable Agreement, dated as of January 10, 2025, by and among Enfusion, Inc. and the persons identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40949), filed with the Securities and Exchange Commission on January 10, 2025).

19.1*	Insider Trading Policy of the Registrant.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97

Compensation Recovery Policy of the Registrant (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-40949), filed with the Securities and Exchange Commission on March 12, 2024).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, on March 3, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 3, 2025 by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Oleg Movchan	Chief Executive Officer and Director	March 3, 2025
Oleg Movchan	(Principal Executive Officer)

/s/ Bradley Herring	Chief Financial Officer	March 3, 2025
Bradley Herring	(Principal Financial Officer)

/s/ Valeria F. Gutowski	Chief Accounting Officer	March 3, 2025
Valeria Gutowski	(Principal Accounting Officer)

/s/ Michael Spellacy	Chair and Director	March 3, 2025
Michael Spellacy

/s/ Bradford E. Bernstein	Director	March 3, 2025
Bradford E. Bernstein

/s/ Kathleen Traynor DeRose	Director	March 3, 2025
Kathleen Traynor DeRose

/s/ Jan R. Hauser	Director	March 3, 2025
Jan R. Hauser

/s/ Lawrence Leibowitz	Director	March 3, 2025
Lawrence Leibowitz

/s/ Roy Luo	Director	March 3, 2025
Roy Luo

/s/ Deirdre Somers	Director	March 3, 2025
Deirdre Somers