Form 10-K/A
period 2024-12-31
Enfusion, Inc.
filed 2025-04-21
CIK 1868912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To

Commission file number: 001-40949

ENFUSION, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1268462
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
125 South Clark Street, Suite 750, Chicago, IL 60603	60603
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (312) 253-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Class A common stock, par value $0.001 per share	ENFN	New York Stock Exchange

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

As of March 20, 2025, the registrant had 129,847,448 shares of common stock outstanding, consisting of 95,648,681 outstanding shares of Class A common stock and 34,198,767 outstanding shares of Class B common stock.

Documents Incorporated by Reference

None

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Chicago, Illinois	42

EXPLANATORY NOTE

On March 3, 2025, Enfusion, Inc. (“Enfusion” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”).

The Original Filing omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

On January 10, 2025, Enfusion entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Enfusion Ltd. LLC, a Delaware limited liability company and subsidiary of the Company (the “Operating Company”), Clearwater Analytics Holdings, Inc., a Delaware corporation (“Clearwater”), Poseidon Acquirer, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Clearwater (“Acquirer”), Poseidon Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of Clearwater (“Merger Sub”), and Poseidon Merger Sub II, LLC, a Delaware limited liability company and an indirect subsidiary of Clearwater (“Merger Sub II”). The Merger Agreement provides, among other things and on the terms and subject to the conditions of the Merger Agreement, that (i) Merger Sub II will merge with and into the Operating Company (the “LLC Merger”), with the Operating Company surviving the LLC Merger as a wholly-owned subsidiary of Clearwater; (ii) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirectly wholly-owned subsidiary of Clearwater (the “Surviving Corporation”); and (iii) subject to the satisfaction of each of the certain conditions as of the closing date but before the effective time of the Merger, the Surviving Corporation will be merged with and into Acquirer (the “Second Merger”, and together with the Merger, the “Corporate Mergers”, and the Corporate Mergers together with the LLC Merger, the “Mergers”), with the Acquirer surviving the Second Merger. Unless indicated otherwise herein, the information in this Amendment is presented as of April 21, 2025 and does not give effect to the Mergers. The Mergers are expected to be consummated on or about April 21, 2025, subject to the satisfaction or waiver of customary closing conditions.

As a result of the acquisition by Clearwater, Enfusion will not have an annual meeting of our stockholders in 2025 and we will not file a related proxy statement. Accordingly, we are filing this Amendment No. 1 to the Original Filing (this “Amendment”) solely to:

●	amend Part III, Items 10 (Directors, Executive Officers And Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters), 13 (Certain Relationships And Related Transactions, And Director Independence) and 14 (Principal Accountant Fees And Services) of the Original Filing to include the information required to be disclosed under such Items;
●	delete the reference on the cover of the Original Filing regarding the incorporation by reference into Part III of the Original Filing of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2025 annual meeting of our stockholders; and
●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure in the Original Filing with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Filing, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Filing. This Amendment modifies and amends the Original Filing and should be read in conjunction with the Original Filing. References to “this Annual Report” contained in this Amendment refer to the Original Filing and this Amendment. Capitalized terms not otherwise defined in this Amendment have the meanings given to them in the Original Filing.

If the Mergers are consummated, our Class A common stock will be delisted from the New York Stock Exchange and we will file a Form 15 with the SEC to effect the deregistration of our Class A common stock under the Exchange Act. Upon the filing of the Form 15, our obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will immediately be suspended. Prior to the filing of such Form 15, SEC rules and regulations require the Company to first file this Amendment in order to complete the Company’s Original Filing and be current in its Exchange Act reporting obligations. After the filing of this Amendment, the Company no longer intends to file any reports under the Exchange Act.

CAUTIONARY STATEMENT

This Amendment contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including statements with respect to the Merger Agreement with Clearwater. All statements other than statements of historical facts contained in this Amendment, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Amendment include, but are not limited to, statements concerning the following:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amendment primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A. Risk Factors and elsewhere in the Original Filing. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amendment. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Amendment relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amendment to reflect events or circumstances after the date of this Amendment or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Amendment. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance Executive Officers

The following table identifies certain information about our executive officers (as of the date of this Amendment):

Name	Age	Position
Executive Officers
Oleg Movchan	51	Chief Executive Officer and Class III Director
Neal Pawar	53	Chief Operating Officer
Bronwen Bastone	52	Chief People Officer
Bradley Herring	55	Chief Financial Officer
Matthew R. Campobasso	46	General Counsel & Corporate Secretary

Oleg Movchan. Mr. Movchan has been a member of our Board since 2021, a member of the board of managers of Enfusion Ltd. LLC since February 2009, our Interim Chief Executive Officer from August 2022 to December 2022, and our Chief Executive Officer since December 2022. He served as the Chief Investment Officer, Chief Strategy Officer, Deputy Chief Executive Officer, and a board member of Revolution Global from 2014 until 2021 and was the managing member of Quiet Light Partners, LLC, a proprietary derivatives trading firm, from 2021 until 2023. Mr. Movchan has been the managing partner of Gimel Tech Ventures, a private equity and venture capital firm he founded, since 2018, and the Chief Executive Officer of Kameosa Capital, LLC, an asset management advisory firm that provides integrated advisory on business and product strategy, since 2013. Mr. Movchan is a graduate of the General Management Program from the Aresty Institute of Executive Education at the Wharton School, University of Pennsylvania, and holds an M.S. and an M.B.A from the University of Chicago and an M.S. from Kharkov State University. Mr. Movchan’s qualifications to sit on our Board include his extensive experience in the asset management, hedge fund, and private equity industries and as a director of technology companies.

Neal Pawar. Mr. Pawar has been our Chief Operating Officer since November 2023. Previously, Mr. Pawar served at Qontigo, a provider of financial intelligence tools for investment management, first as Chief Operating Officer from March 2021 to June 2023, and then as Chief Executive Officer from June 2023 to October 2023. Prior to Qontigo, Mr. Pawar served as the Group Chief Information Officer of Deutsche Bank, an investment bank and financial services company, from 2019 to 2020, and as a Principal and Chief Technology Officer of AQR Capital Management, an investment management firm, from 2014 to 2019. In addition, Mr. Pawar has been a member of the Board of Directors of CAIS since 2021, and a member of the Advisory Board of Talos since 2022. Mr. Pawar has also served as the Chief Information Officer of UBS Wealth Management and as a Managing Director at D.E. Shaw. Mr. Pawar has a B.S. in Computer Science from Brown University.

Bronwen Bastone. Ms. Bastone has been our Chief People Officer since October 2021. Prior to joining Enfusion Ms. Bastone was a Partner at Exos Financial LLC, a financial services platform, from July 2017 to October 2021. Ms. Bastone has also held positions within HR at institutions such as Brookfield Asset Management, Cushman & Wakefield, Knight Capital and Merrill Lynch. Ms. Bastone holds an M.B.A. from the University of Technology, Sydney, Australia.

Bradley Herring. Mr. Herring has been our Chief Financial Officer since December 2022. Previously, Mr. Herring served as Chief Financial Officer of Shift4 Payments, a NYSE-listed payment processing and SaaS company, from October 2019 to August 2022, and as Chief Financial Officer of Elavon, Inc., a processor of credit card transactions from 2016 to 2019. Mr. Herring also served as Chief Financial Officer of the digital banking group of Fiserv, a provider of online banking and online payment services, from 2012 to 2015. He was also the Vice President of Global Operations for Equifax for five years, from 2008 to 2013. Mr. Herring has passed the Series 7 General Securities Representative Exam, administered by the Financial Industry Regulatory Authority, Inc. He holds a B.A. in Management and Economics and an M.B.A. from Georgia Institute of Technology Scheller College of Business.

Matthew R. Campobasso. Mr. Campobasso has been our General Counsel & Corporate Secretary since November 2022, before which he was our Deputy General Counsel from September 2022 until his promotion to General Counsel & Corporate Secretary. Prior to that, Mr. Campobasso was General Counsel at TruQua, a private consulting firm, from March 2020 to September 2020, when TruQua was acquired by IBM. Before that, Mr. Campobasso was a partner at Elevate Services, a software-powered legal services company, from July 2018 to March 2020. Mr. Campobasso also previously held positions such as a partner within the complex commercial litigation practice group of a global law firm and as a criminal prosecutor. Mr. Campobasso holds a J.D. from the University of Illinois Chicago School of Law, and a B.S. from the University of Illinois Urbana-Champaign.

Directors

Our business and affairs are managed under the direction of our Board, which is elected by our stockholders. Our Board currently consists of eight directors, all of whom, other than Mr. Movchan, qualify as “independent” under the listing standards of the New York Stock Exchange (the “NYSE”). Our Board is divided into three staggered classes of directors. One class is elected each year at the annual meeting of stockholders for a term of three years. The term of the Class I directors expires at the 2025 annual meeting, the term of the Class II directors expires at the 2026 annual meeting and the term of the Class III directors expires at the 2027 annual meeting. After these terms expire, directors are expected to be elected to hold office for a three-year term and until the election and qualification of their successors in office. The following table identifies certain information about our directors (as of the date of this amendment):

Name	Class	Age	Current Term Expires	Position
Michael Spellacy	II	53	2026	Chairman and Director
Bradford E. Bernstein(1)	I	58	2025	Director
Kathleen Traynor DeRose(1)(3)	II	64	2026	Director
Jan R. Hauser(1)(2)	III	66	2027	Director
Lawrence (Larry) Leibowitz(2)(3)	I	64	2025	Director
Roy Luo(1)(3)	II	36	2026	Director
Oleg Movchan	III	51	2027	Chief Executive Officer and Director
Deirdre Somers(2)(3)	I	58	2025	Director
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Michael Spellacy. Mr. Spellacy has been a member of our Board since 2023. Since May 2023, Mr. Spellacy has also served as the Financial Services Industry Leader for Alvarez & Marsal Holdings, LLC, a global professional services firm. Mr. Spellacy was appointed Chief Executive Officer and director of Atlas Crest Investment Corp., a special purpose acquisition company, in October of 2020, and he became a director of Archer Aviation Inc. when that company merged with Atlas Crest Investment Corp. in January of 2021. Mr. Spellacy served as the Chief Executive Officer and a director of Atlas Crest Investment Corp. II, a special purpose acquisition company, from January 2021 to December 2022. Mr. Spellacy has extensive experience in technology, data and analytics, capital markets and private equity and has worked as an investor, operating executive and consultant. Mr. Spellacy was a Senior Managing Director and Global Industry Leader of Accenture plc (“Accenture”), a professional services company, from December 2017 to October 2020, overseeing Accenture’s Asset Management, Wealth Management and Investment and Trading businesses. Prior to Accenture, Mr. Spellacy was a Senior Partner, Asset and Wealth Management, at PricewaterhouseCoopers LLP from 2015 to 2017. Mr. Spellacy has a Bachelor of Science degree in Economics from the London School of Economics and an MBA from the University of Hartford. Mr. Spellacy’s experience in the financial industry, and as a public company director, qualifies him to serve on our Board.

Bradford E. Bernstein. Mr. Bernstein has been a member of our Board since 2021 and a member of the board of managers of Enfusion Ltd. LLC since December 2016. Mr. Bernstein has served as the managing partner of FTV Capital, a growth equity investing firm, since 2003. Mr. Bernstein previously served on the board of directors of Sunlight Financial Holdings Inc., a technology-enabled point-of-sale finance company, from May 2018 until December 2023, and has over 30 years of private equity experience. Prior to FTV Capital, Mr. Bernstein was a partner at Oak Hill Capital Management, a private equity firm, and its predecessors where he managed the business and financial services group. He began his private equity career with Patricof & Company Ventures and started his professional career in the investment banking division of Merrill Lynch in New York. Mr. Bernstein received a B.A. magna cum laude from Tufts

University. Mr. Bernstein’s qualifications to sit on our Board include his extensive experience as a director of technology companies and his knowledge of the venture capital and technology industries.

Kathleen Traynor DeRose. Ms. DeRose has been a member of our Board since 2021. Ms. DeRose is currently a clinical associate professor of finance and the director of the Fubon Center for Technology, Business, and Innovation at New York University’s Stern School of Business, where she has been since September 2016. She also sits on the board of directors of Experian plc, Voya Financial Company and the London Stock Exchange Group. Previously, she was a managing director at Credit Suisse Group AG, an investment bank and financial services company, in Zurich, Switzerland. Prior to Credit Suisse, Ms. DeRose was a senior managing partner and the head of portfolio management and research at Hagin Investment Management Inc, an investment advisory firm. Ms. DeRose holds a MSc in Contemporary Chinese Studies from the University of Oxford, an MBA from New York University – Stern School of Business (TRIUM program) and a BA in American History from Princeton University. Ms. DeRose’s qualifications to sit on our Board include her finance background and public company board experience.

Jan R. Hauser, CPA. Ms. Hauser has been a member of our Board since 2021. She is a certified public accountant with over 35 years of experience navigating complex business transactions and strategies. Ms. Hauser currently sits on the board of directors of Magna International Inc., where she serves on the Audit Committee and Technology Committee. She previously served on the board of Proterra Inc., from 2022 to 2024, and on the board of Vonage Holdings Corp., where she was also an Audit Committee Chair, from 2019 to 2022. From 2013 until 2019, Ms. Hauser served in various capacities, including as Vice President, Chief Accounting Officer, and Controller, at the General Electric Company (“GE”). Prior to GE, Ms. Hauser was a Partner in the National Office of PricewaterhouseCoopers LLP, serving as a senior technical resource on multiple topics. In addition, she led diversity efforts for the National Office and served on the U.S. Partner Admissions Committee. Early in her career, Ms. Hauser was selected for a two-year fellowship in the Office of the Chief Accountant at the SEC. Ms. Hauser holds a Bachelor of Business Administration, Accounting, summa cum laude, from the University of Wisconsin–Whitewater. She is qualified to serve on our Board because of her extensive accounting and financial experience.

Larry Leibowitz. Mr. Leibowitz has been a member of our Board since 2021. Mr. Leibowitz is an experienced finance and technology entrepreneur who specializes in business transformation and capital markets. He is currently Chief Executive Officer of Entrypoint Capital, LLC, a quantitative investment management firm and an Operating Partner of Atlas Merchant Capital LLC, a global investment firm. Mr. Leibowitz has served on the board of directors of Forge Global Holdings, Inc., a global private securities marketplace, since March 2024. He has also served on the board of directors of three special purpose acquisition companies, Concord Acquisition Corp. I, Concord Acquisition Corp. II and Concord Acquisition Corp. III, from 2020 to 2023, 2021 to the present, and 2021 until 2024. Mr. Leibowitz previously served on the board of directors of Cowen, Inc., an independent investment bank, from July 2018 until March 2023. Mr. Leibowitz also serves on the board of various other private companies. Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Mr. Leibowitz’s qualifications to sit on our Board include his extensive experience as a director of public companies and his leadership, executive, managerial and business experience with finance and technology companies.

Roy Luo. Mr. Luo has been a member of our Board since 2021 and a member of the board of managers of Enfusion Ltd. LLC since December 2020. Mr. Luo has served as an investor at ICONIQ Capital, an investment management firm, since April 2018, and previously served as an investor at Technology Crossover Ventures (“TCV”) from February 2015 until March 2018. Mr. Luo holds a B.S. from Yale University. Mr. Luo serves on the board of various private companies. Mr. Luo’s qualifications to sit on our Board include his extensive experience as a director of technology companies and his knowledge of the venture capital and technology industries.

Deirdre Somers. Ms. Somers has been a member of our Board since 2023. Ms. Somers has more than 30 years of experience in markets, asset management and investment funds having served as CEO of the Irish Stock Exchange (now Euronext Dublin) from 2007-2018 and Director of Listing from 1998-2007, and as the President of the Federation of European Securities Exchange from 2015-2018. She has extensive international experience and industry knowledge in financial products, market structure, EU regulation, corporate actions and public market transitions. Since 2019, she has served as an independent, non executive director (“INED”) of a number of companies and investment vehicles, both public and private, and she is currently an INED and committee member/chair of Aquis Exchange PLC, BlackRock iShares I-VII, Kenmare Resources plc, and Episode Inc., and chairs Cancer Trials Ireland. Ms. Somers holds a Fellowship of the Institute of Chartered Accountants in Ireland and a Bachelor of Commerce degree from University College Cork. Ms. Somers qualifications to sit on our Board include her extensive experience in asset management, the funds industry and public markets.

Please refer to “Executive Officers” for Mr. Movchan’s biography.

Board Leadership Structure

The positions of Chief Executive Officer and Chairman of our Board are separated. Michael Spellacy serves as the Chairman of our Board, presides over meetings of our Board and holds such other powers and carries out such other duties as are customarily carried out by the Chairman of our Board. Our Board believes that separating these positions will allow our Chief Executive Officer to focus on setting the overall strategic direction of the Company, expanding the organization to deliver on our strategy and overseeing our day-to-day business, while allowing the Chairperson of the Board to lead the Board in its fundamental role of providing strategic advice to and independent oversight of management. Although our amended and restated bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our Board believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Our independent directors meet at regularly scheduled executive sessions without management participation, and our independent directors select the director (typically our Chairman or one of our committee chairs) who presides at such sessions.

Board’s Role in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure. Our Audit Committee is responsible for reviewing and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies with respect to risk assessment and risk management. Our Audit Committee also monitors compliance with certain legal and regulatory requirements, in addition to oversight of the performance of our external audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines and evaluates our Board and committees’ composition. Our Compensation Committee reviews and discusses the risks arising from our compensation philosophy and practices applicable to all employees that are reasonably likely to have a materially adverse effect on us.

Risks Related to Compensation Policies and Practices

When determining our compensation policies and practices, the Board considers various matters relevant to the development of a reasonable and prudent compensation program, including whether the policies and practices are reasonably likely to have a material adverse effect on us. We believe that the mix and design of our executive compensation plans and policies do not encourage management to assume excessive risks and are not reasonably likely to have a material adverse effect on us for the following reasons: we offer an appropriate balance of short and long-term incentives and fixed and variable amounts; our variable compensation provides enhanced incentives for executives to outperform and strong disincentives for executives to underperform against our Company goals and is based on a balanced mix of Company performance criteria; and the Board and Compensation Committee have the authority to adjust variable compensation as appropriate.

Anti-Hedging and Anti-Pledging Policies

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in our securities. Our insider trading policy prohibits all directors, executive officers and other employees from engaging in derivative securities transactions, including hedging, with respect to Company securities and from pledging Company securities as collateral, or holding Company securities in a margin account, unless a waiver has been authorized in writing by our Audit Committee.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Compensation Recovery Policy

On September 21, 2023, we adopted a compensation recovery policy designed to comply with the mandatory compensation recoupment requirements under NYSE rules that became effective as of October 2, 2023. Our compensation recovery policy provides that in the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws, then we will seek to recover any erroneously awarded performance-based incentive compensation received by our current or former executive officers during the three completed fiscal years immediately preceding such financial restatement.

Board Meetings and Committees

Our Board may establish the authorized number of directors from time to time by resolution. Our Board currently consists of eight members.

During our fiscal year ended December 31, 2024, our Board held 11 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board held during the period for which he or she had been a director and (ii) the total number of meetings held by all committees of our Board on which he or she served during the periods that he or she served. Under our Corporate Governance Guidelines, directors are expected to spend the time needed and meet as frequently as our Board deems necessary or appropriate to discharge their responsibilities. Directors are also expected to make efforts to attend all meetings of our Board and all meetings of the committees on which they serve. Each of our directors attended our 2024 annual meeting of stockholders.

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

Our Audit Committee currently consists of Ms. Hauser, Mr. Leibowitz and Ms. Somers, with Ms. Hauser serving as Chairperson. Each member of our Audit Committee meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations. Each member of our Audit Committee also meets the financial literacy and sophistication requirements of the listing standards of the NYSE. In addition, our Board has determined that Ms. Hauser is an Audit Committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). Our Audit Committee’s responsibilities include, among other things:

1.	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
2.	helping to ensure the independence and performance of the independent registered public accounting firm;
3.	discussing the scope and results of the audit with the independent registered public accounting firm, and review, with management and the independent registered public accounting firm, our interim and year-end results of operations;
4.	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
5.	reviewing our policies on risk assessment and our enterprise risk management framework;
6.	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material issues with such procedures, and any steps taken to deal with such issues; and
7.	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Our Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the NYSE. A copy of the charter of our Audit Committee is available on our website at https://ir.enfusion.com/.

Our Audit Committee held 5 meetings during the fiscal year ended December 31, 2024.

Compensation Committee

Our Compensation Committee consists of Ms. DeRose, Mr. Bernstein, Ms. Hauser and Mr. Luo, with Ms. DeRose serving as Chairperson. Each member of our Compensation Committee meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Our Compensation Committee’s responsibilities include, among other things:

1.	reviewing, approving and determining, or making recommendations to our Board regarding, the compensation of our executive officers and directors;
2.	administering our equity incentive plans;
3.	reviewing and approving, or making recommendations to our Board regarding, incentive compensation and equity plans; and
4.	establishing and reviewing general policies relating to compensation and benefits of our employees.

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the NYSE. Pursuant to its charter, the Compensation Committee may establish and delegate authority to one or more subcommittees consisting of one or more of its members to carry out its responsibilities. A copy of the charter of our Compensation Committee is available on our website at https://ir.enfusion.com/.

Our Compensation Committee held 5 meetings during the fiscal year ended December 31, 2024.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Leibowitz, Ms. DeRose, Mr. Luo and Ms. Somers, with Mr. Leibowitz serving as Chairperson. Each member of our Nominating and Corporate Governance Committee meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations. Our Nominating and Corporate Governance Committee’s responsibilities include, among other things:

1.	identifying, evaluating and selecting, or making recommendations to our Board regarding, nominees for election to our Board and its committees;
2.	evaluating the performance of our Board and our committees;
3.	considering and making recommendations to our Board regarding the composition of our Board and its committees;
4.	reviewing related party transactions;
5.	evaluating the adequacy of our corporate governance practices and reporting; and
6.	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our Nominating and Corporate Governance Committee is available on our website at https://ir.enfusion.com/.

Our Nominating and Corporate Governance Committee held 3 meetings during the fiscal year ended December 31, 2024.

Compensation Committee Interlocks and Insider Participation

Each of Ms. DeRose, Mr. Bernstein, Ms. Hauser and Mr. Luo served on our Compensation Committee during the fiscal year ended December 31, 2024. None of the members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board or Compensation Committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our

Board or Compensation Committee. See the section titled “Certain Relationships and Related Party Transactions” for information about related party transactions involving members of our Compensation Committee or their affiliates.

Identifying and Evaluating Director Nominees

The Board has delegated to the Nominating and Corporate Governance Committee the responsibility of identifying suitable candidates for nomination to the Board (including candidates to fill any vacancies that may occur) and assessing their qualifications in light of the policies and principles in these corporate governance guidelines and the committee’s charter. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the Board. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the Board’s approval as director nominees for election to the Board.

Qualifications

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees and will consider all facts and circumstances that it deems appropriate or advisable. In its identification and evaluation of director candidates, our Nominating and Corporate Governance Committee will consider the current size and composition of our Board and the needs of our Board and the respective committees of our Board. Some of the factors that our Nominating and Corporate Governance Committee considers include, without limitation, character, integrity, judgment, independence, skills, education, expertise, business acumen, business experience, length of service, diversity of background and experience, understanding of our business and industry, potential conflicts of interest and other commitments.

Nominees must also have proven achievement and competence in their field, the ability to offer advice and guidance to our management team, the ability to make significant contributions to our success and an understanding of the fiduciary responsibilities that are required of a director. Director candidates must have sufficient time available in the judgment of our Nominating and Corporate Governance Committee to perform all Board and committee responsibilities. Members of our Board are expected to prepare for, attend and participate in all Board and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although our Nominating and Corporate Governance Committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

Although our Board does not maintain a specific policy with respect to board diversity, our Board believes that our Board should be a diverse body, and our Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our Nominating and Corporate Governance Committee may take into account the benefits of diverse viewpoints. Our Nominating and Corporate Governance Committee also considers these and other factors as it oversees the annual Board and committee evaluations. After completing its review and evaluation of director candidates, our Nominating and Corporate Governance Committee recommends to our full Board the director nominees for selection.

Stockholder Recommendations and Nominations to the Board

The Nominating and Corporate Governance Committee will consider director nominee candidates who are recommended by our stockholders. Stockholders, in submitting recommendations to the Nominating and Corporate Governance Committee for director nominee candidates, must follow the following procedures:

The Nominating and Corporate Governance Committee must receive any such recommendation for nomination not earlier than the close of business on the 120th day prior to the date on which our proxy statement was released to stockholders in connection with the previous year’s annual meeting.

All recommendations for director candidates must be submitted in writing to our Corporate Secretary at 125 South Clark Street, Suite 750, Chicago, IL 60603, and must include the following:

●	name and address of the stockholder making the recommendation;

●	a representation that the stockholder is a record holder of our securities, or if the stockholder is not a record holder, evidence of ownership;
●	name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the precedent five full years of the individual recommend for consideration as a director nominee;
●	a description of the qualifications and background of the proposed director nominee that addresses the criteria for board membership approved by the Board from time to time and set forth in the policies and procedures for director candidates adopted by our Nominating and Corporate Governance Committee;
●	a description of all arrangements or understandings between the stockholder and the proposed director nominee;
●	the consent of the proposed director nominee (i) to be named in the proxy statement for the annual meeting and (ii) to serve as a director if elected at such annual meeting;
●	any other information required by our bylaws; and
●	any other information regarding the proposed director nominee that is required to be included in the proxy statement.

Stockholder Communications

The Board provides to every stockholder the ability to communicate with the Board, as a whole, and with individual directors on the Board through an established process for stockholder communication. For a stockholder communication directed to the Board as a whole, stockholders may send such communication to the Office of the General Counsel via U.S. Mail or Expedited Delivery Service to: Enfusion, Inc., 125 South Clark Street, Suite 750, Chicago, IL 60603, Attn: Board of Directors, c/o Office of the General Counsel.

For a stockholder or other interested party communication directed to an individual director in his or her capacity as a member of the Board, stockholders may send such communication to the attention of the individual director via U.S. Mail or Expedited Delivery Service to: Enfusion, Inc., 125 South Clark Street, Suite 750, Chicago, IL 60603, Attn: Name of Individual Director.

We will forward by U.S. Mail any such stockholder communication to each director to whom such communication is addressed and to the Chairperson of the Audit Committee of the Board, in his or her capacity as a representative of the Board, at the address specified by each such director and the Chairperson of the Audit Committee of the Board.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our Board has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. A copy of our Corporate Governance Guidelines and Code of Business Conduct and Ethics is available on our Internet website at https://ir.enfusion.com/ under “Governance—Governance Documents” and may also be obtained without charge by contacting our Corporate Secretary at Enfusion, Inc., 125 South Clark Street, Suite 750, Chicago, IL 60603. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website or in filings under the Exchange Act, as required by the applicable rules and exchange requirements. During the fiscal year ended December 31, 2024, no waivers were granted from any provision of the Code of Business Conduct and Ethics.

Item 11. Executive Compensation

Executive Compensation

This section discusses the material elements of our executive compensation policies and decisions and important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the information presented in the following tables and the corresponding narrative.

Our named executive officers for the year ended December 31, 2024, which consist of our principal executive officer during such year and the next two most highly compensated executive officers, are:

●	Oleg Movchan, our Chief Executive Officer;
●	Bronwen Bastone, our Chief People Officer; and
●	Neal Pawar, our Chief Operating Officer

Compensation Decisions

Our Board and Compensation Committee review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, the Compensation Committee and the Board consider each officer’s experience and individual performance, our performance as a whole, data from surveys of compensation paid by comparable companies and general industry conditions, but does not assign any specific weighting to any factor. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, annual bonus opportunity and/or long-term incentive opportunities.

Our Compensation Committee is primarily responsible for determining the compensation for our executive officers. Our Compensation Committee typically reviews and discusses management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the Compensation Committee then sets the compensation for each executive officer other than the Chief Executive Officer and recommends the compensation for the Chief Executive Officer to our Board for approval. Our Board discusses the Compensation Committee’s recommendation and ultimately approves the compensation of our Chief Executive Officer without members of management present. Our Compensation Committee has the authority to engage the services of a consulting firm or other outside advisor to assist it in designing our executive compensation programs and in making compensation decisions. In 2023, the Compensation Committee retained the services of Meridian Compensation Partners (“Meridian”) as its independent compensation consultant to advise on matters related to executive compensation, Board compensation and related governance matters. Meridian reported directly to our Compensation Committee. In accordance with the NYSE listing standards, our Compensation Committee assessed the independence of Meridian and concluded that the engagement of Meridian did not raise any conflict of interest.

Elements of Executive Compensation Base Salaries. Base salaries for the named executive officers are determined annually by the Compensation Committee or Board, based on the scope of each officer’s responsibilities and with due consideration of the officer’s respective experience and contributions during the prior year. When reviewing base salaries, the Compensation Committee and Board takes factors into account such as each officer’s experience and individual performance, our performance as a whole, data from surveys of compensation paid by comparable companies and general industry conditions, but does not assign any specific weighting to any factor.

Annual Bonuses. We provide our named executive officers with short-term incentive compensation through an annual bonus program that is available to all of our employees other than those within our sales department. Each eligible participant may receive bonuses, paid as cash or through a combination of cash and equity, based on the achievement of certain performance goals, as determined in the sole discretion of the Compensation Committee. Each participant’s target award may be a percentage of a participant’s annual base salary as of the beginning or end of a performance period or a fixed dollar amount. In addition, to be eligible to earn an annual bonus, a participant must be employed by us on the bonus payment date, and must have been employed by us on October 1st of the bonus year, unless otherwise provided by the Compensation Committee. During the 2024 fiscal year, the Company funded the annual bonus at 86.53% of the target payout level.

Equity or Equity-Based Awards. Our Board believes that awards that tie to the appreciation in value of the Company provide executives with a strong link to long-term performance, create an ownership culture and help to align the interests of executive officers and our equity holders. Accordingly, we have granted awards to our executive officers under our 2021 Stock Option and Incentive Plan (the “2021 Plan”). The outstanding awards held by each of our named executive officers as of December 31, 2024 under the 2021 Plan are described in more detail in “—Outstanding Equity Awards at Fiscal Year-End 2024” below.

Other Benefits. Our named executive officers are eligible for additional benefits, such as basic health benefits that are generally available to all of our employees, subject to the terms of those plans. We also maintain a retirement savings plan (the “401(k) plan”) that is intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. U.S. employees who are at least 21 years of age, including our named executive officers, are generally eligible to participate in the 401(k) plan, subject to certain criteria. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed. After their first year of service, we also make matching contributions equal to 50% of the first 6% of compensation deferred.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2024 and 2023.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus		Awards(1)	Awards(1)	Compensation(2)	Compensation(3)	Total
Oleg Movchan	2024	$650,025	—		$2,188,844	—	$242,290	$15,250	$3,096,409
Chief Executive Officer and Director	2023	$650,025	—		$370,401	$250,000	$180,600	$4,164	$1,455,190
Bronwen Bastone	2024	$450,017	—		$971,818	—	$151,431	$11,813	$1,585,079
Chief People Officer	2023	$450,017	—		$107,662	$62,500	$67,740	$6,765	$694,684
Neal Pawar	2024	$450,017	$250,000	(4)	$1,327,889	—	$181,718	—	$1,959,624
Chief Operating Officer	2023	$44,320	—		$2,570,306	—	—	—	$2,614,626
(1)	In accordance with SEC rules, the amounts shown for the aggregate grant date fair value of restricted stock units (“RSUs”), performance-based RSUs and option awards are computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). Fair value of the performance-based RSUs granted to Mr. Movchan in 2022 and Mr. Pawar in 2023 was determined using Monte Carlo simulation models that consider the probable outcomes of the market-based performance conditions governing such awards. Assuming that the maximum performance is achieved with respect to the performance-based RSUs, the value at the grant date of the awards would each have been as follows: Mr. Movchan - $2,425,000 and Mr. Pawar - $5,736,200, respectively. The assumptions used by the Company in calculating these amounts are included in Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
(2)	Represents fiscal year end bonus paid in the first quarter of the following year.
(3)	The amounts reported in this column reflect 401(k) matching contributions.
(4)	Represents a one-time sign-on bonus of $250,000.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table sets forth information with respect to unvested equity and equity incentive plan awards held by our named executive officers that were outstanding as of December 31, 2024.

	Option Awards							Stock Awards
											Equity
											Incentive
											Plan		Equity
				Equity							Awards:		Incentive
				Incentive						Number of	Number of		Plan
				Plan						Unearned	Unearned		Awards:
		Number of	Number of	Awards:				Number of		Shares,	Shares,		Market or
		Securities	Securities	Number of				Shares or		Units or	Units or		Payout
		Underlying	Underlying	Securities				Units of		Other	Other		Value
		Unexercised	Unexercised	Underlying				Stock		Rights	Rights		That Have
		Options	Options	Unexercised		Option	Option	That Have		Have Not	That Have		Not
		Exercisable	Unexercisable	Unearned		Exercise	Expiration	Not		Vested	Not Vested		Vested
Name	Grant Date	(#)	(#)	Options (#)		Price ($)	Date	Vested (#)		($)(1)	(#)		($)(2)
Oleg Movchan	12/22/22	—	—	—		—	—	—		$—	250,000	(3)	$2,575,000
	01/05/23	—	—	24,913	(4)	$11.06	01/05/33	—		—	—		—
	01/05/23	—	—	—		—	—	15,069	(5)	$155,211	—		—
	03/05/2024	—	—	—		—	—	149,701	(6)	$1,541,920	—		—
		—	—	—		—	—	—		—	100,000	(7)	$1,030,000
BronwenBastone	10/20/2021							8,823	(8)	$90,877	—		—
											35,294	(9)
	06/15/22	—	—	3,333	(10)	$9.86	06/15/32
								28,779	(11)	$296,424
	01/05/23	—	—	6,228	(12)	$11.06	01/05/33	—		—
								3,767	(13)	$38,800
	03/01/2024							104,603	(14)
Neal Pawar	11/27/2023	—	—	—		—	—	—		—	580,000	(15)	$5,974,000
		—	—	—		—	—	283,333	(16)	$2,918,330	—		—
	3/1/2024	—	—	—		—	—	144,176	(17)	$1,485,013	—		—
(1)	In accordance with SEC rules, market value is based on $10.30, the closing price of our common stock on the last trading day of the fiscal year.
(2)	In accordance with SEC rules, market value is based on $10.30, the closing price of our common stock on the last trading day of the fiscal year, and assumes that all performance conditions had been fulfilled as of such date.
(3)	Represents an award of performance-based RSUs granted to Mr. Movchan under the 2021 Plan that vests as follows: (a) 125,000 RSUs shall vest if the 10-day moving average of the closing price of the Class A common stock (the “10-Day Moving Average”) is $17.00 at any point on or before December 22, 2025, and (b) 125,000 RSUs shall vest if the 10-Day Moving Average is $25.00 at any point on or before December 22, 2025.
(4)	Represents an award of options granted under the 2021 Plan that become exercisable in three approximately equal installments on each of January 5, 2024, January 5, 2025 and January 5, 2026.
(5)	Represents an award of 22,604 RSUs granted under the 2021 Plan to Mr. Movchan that vests in three approximately equal installments on each of January 5, 2024, January 5, 2025 and January 5, 2026.
(6)	Represents an award of 149,701 RSUs granted under the 2021 Plan to Mr. Movchan that vests in four approximately equal installments on each of March 1, 2025, March 1, 2026, March 1, 2027 and March 1, 2028.
(7)	Represents an award of performance-based RSUs granted to Mr. Movchan under the 2021 Plan that vests as follows: 125,000 RSUs shall vest if the 10-day moving average of the closing price of the Class A common stock (the “10-Day Moving Average”) is $20.00 at any point on or before March 5, 2027.
(8)	Represents an award of 26,470 RSUs granted under the 2021 Plan to Ms. Bastone that vests in four approximately equal installments on each of October 20, 2022, October 20, 2023, October 20, 2024 and October 20, 2025.

(9)	Represents award of performance-based RSUs granted to Ms. Bastone under the 2021 Plan that vests as follows: (25%) of the Restricted Stock Units shall vest upon each Measurement Date (“Measurement Date” shall mean the last day of a calendar quarter) that occurs on or after the First Vesting Reference Date (September, 9, 2022, September, 9, 2023, September, 9, 2024, and September, 9, 2025) as of which the Market Cap Hurdle is achieved as of such Measurement Date. “Market Cap Hurdle” shall mean the Company’s market capitalization as of the last day of a calendar quarter equals or exceeds $(3,4, and 5) billion, determined by multiplying (i) the total number of shares outstanding as of such date by (ii) the volume-weighted average price of the Stock over such calendar quarter.
(10)	Represents an award of options granted under the 2021 Plan that become exercisable in three approximately equal installments on each of June 15, 2023, June 15, 2024, and June 15, 2025.
(11)	Represents an award of 86,339 RSUs granted under the 2021 Plan to Ms. Bastone that vests in three approximately equal installments on each of June 15, 2023, June 15, 2024, and June 15, 2025.
(12)	Represents an award of options granted under the 2021 Plan that become exercisable in three approximately equal installments on each of January 5, 2024, January 5, 2025 and January 5, 2026.
(13)	Represents an award of 5,651 RSUs granted under the 2021 Plan to Ms. Bastone that vests in three approximately equal installments on each of January 5, 2024, January 5, 2025 and January 5, 2026.
(14)	Represents an award of 104,603 RSUs granted under the 2021 Plan to Ms. Bastone. 34,603 RSUsvest in four approximately equal installments on each of March 1, 2025, March 1, 2026, March 1, 2027, and March 1, 2028. 70,000 RSUs vest on March 1, 2027
(15)	Represents an award of performance-based RSUs granted to Mr. Pawar under the 2021 Plan that vests as follows: (a) 100,000 RSUs shall vest if the 10-Day Moving Average is $15.00 at any point on or before November 27, 2026; (b) 120,000 RSUs shall vest if the 10-Day Moving Average is $20.00 at any point on or before November 27, 2026; (c) 160,000 RSUs shall vest if the 10-Day Moving Average is $30.00 at any point on or before November 27, 2028; and (d) 200,000 RSUs shall vest if the 10-Day Moving Average is $40.00 at any point on or before November 27, 2028.
(16)	Represents an award of RSUs granted under the 2021 Plan to Mr. Pawar vests in three approximately equal installments on each of November 27, 2024, November 27, 2025 and November 27, 2026.
(17)	Represents an award of 144,176 RSUs granted under the 2021 Plan to Mr. Pawar vests in four approximately equal installments on each of March 1, 2025, March 1, 2026, March 1, 2027, and March 1, 2028.

Equity Grant Process

Grants of RSUs, options and other equity awards to our executive officers are approved by the Compensation Committee at regularly scheduled meetings, or sometimes by unanimous written consent. We have no practice of timing grants of equity awards to coordinate with the release of material nonpublic information, nor have we timed the release of material nonpublic information for the purpose of affecting the value of any compensation of our executive officers. If the Company determines that it is in possession of material nonpublic information on or around an anticipated grant date, the Compensation Committee has the authority to defer the grant date until a date on which the Company is not in possession of material nonpublic information. During 2024, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that disclosed material nonpublic information.

Executive Severance Policy

Each of the Company’s executive officers (other than Mr. Pawar) is eligible to receive severance benefits under the Severance Policy as “covered executives.” In the event that a covered executive’s employment is terminated by the Company or its successors (including Clearwater) without “cause” or by the covered executive’s resignation for “good reason” (as each term is defined in the policy), subject to the covered executive’s execution and non-revocation of a separation agreement containing a release of claims in favor of the Company, each covered executive is eligible to receive:

●	a lump sum amount equal to one year of the covered executive’s base salary as in effect immediately prior to their qualified termination of employment (or, if the covered executive experienced a reduction in base salary that would give rise to a “good reason” termination, then the base salary in effect immediately prior to such reduction); and
●	if the covered executive elects continued health coverage under the Consolidated Omnibus Reconciliation Act of 1985 as amended (“COBRA”), a monthly cash payment in an amount equal to the monthly employer contribution that Enfusion would have made to provide health insurance to the covered executive had he or she remained employed by Enfusion until the earliest of (i) 12 months following termination of employment (ii) the date that the covered executive becomes eligible for group medical plan benefits with another employer, or (iii) the end of the covered executive’s COBRA health continuation period.

Executive Employment Arrangements

We entered into employment agreements with each of the named executive officers in connection with their employment with us, which set forth the terms and conditions of their employment and which contain non-solicitation, non-competition, confidentiality and intellectual property assignment covenants.

Oleg Movchan

On August 21, 2022, we entered into an employment agreement (the “Interim CEO Agreement”) with Mr. Movchan under which he joined us as our Interim Chief Executive Officer and was provided with, among other things, an annual base salary of $650,000 and a maximum cash bonus of up to $650,000 (pro-rated based on the term of Mr. Movchan’s service during the 12 months following the date of the Interim CEO Agreement). On December 22, 2022, we entered into an employment agreement (the “CEO Agreement”) with Mr. Movchan that superseded the Interim CEO Agreement and provided that Mr. Movchan would receive an annual base salary of $650,000, have a target bonus of $400,000, and be eligible to participate in the Company’s long-term equity incentive plan for executives beginning in 2023, with his equity incentive grant to initially have a grant date value of $500,000. Effective March 5, 2024, we amended the CEO Agreement (the “Amended CEO Agreement”), to provide that Mr. Movchan will receive an annual base salary of $650,000, will have a target bonus of $400,000, and will be eligible to participate in the Company’s long-term equity incentive plan for executives, with his long-term equity incentive grant for the 2024 fiscal year to consist of time-based RSUs that have a grant date value of $1,250,000.

In accordance with the terms of the CEO Agreement and effective December 22, 2022, Mr. Movchan was awarded 250,000 performance-based RSUs (the “2022 CEO Grant”) under the 2021 Plan. The 2022 CEO Grant will vest as follows: (a) 125,000 RSUs shall vest if the 10-Day Moving Average is $17.00 at any point on or before December 22, 2025, and (b) 125,000 RSUs shall vest if the 10-Day Moving Average is $25.00 at any point on or before December 22, 2025, in each case subject to Mr. Movchan remaining in a service relationship on the applicable vesting dates.

In accordance with the terms of the Amended CEO Agreement and effective March 5, 2024, Mr. Movchan was awarded 100,000 performance-based RSUs (the “2024 CEO Grant”) under the 2021 Plan. The 2024 CEO Grant will vest if the 10-Day Moving Average is $20.00 at any point on or before March 5, 2027 and subject to Mr. Movchan remaining in a service relationship on the applicable vesting date.

Additionally, Mr. Movchan is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Bronwen Bastone

On September 1, 2021, we entered into an employment agreement with Ms. Bastone under which she served as our Chief People Officer commencing on October 4, 2021 (the “Bastone Agreement”). Pursuant to the terms of the Bastone Agreement, Ms. Bastone received an annual base salary of $450,000, a one-time sign-on cash bonus of $25,000 (subject to customary clawback conditions), had a target bonus of $150,000 for the 2021 fiscal year. Effective March 1, 2024, we amended the Bastone Agreement, to provide that Ms. Bastone will receive an annual base salary of $450,000, will have a target bonus of $250,000, and will be eligible to participate in the Company’s long-term equity incentive plan for executives, with her long-term equity incentive grant for the 2024 fiscal year to consist of time-based RSUs that have a grant date value of $300,000.

Additionally, Ms. Bastone is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Neal Pawar

On November 7, 2023, we entered into an employment agreement (the “COO Agreement”) with Mr. Pawar under which he joined us as our Chief Operating Officer commencing on November 27, 2023. Pursuant to the terms of the COO Agreement, Mr. Pawar will receive an annual base salary of $450,000, will receive a one-time sign-on cash bonus on April 1, 2024 of $250,000 (subject to certain customary clawback conditions), will have a target bonus of $300,000 for the 2024 fiscal year and will be eligible to participate in the Company’s long-term equity incentive plan for executives beginning in 2024, with his equity incentive grant for the 2024 fiscal year to consist of time-based RSUs that have a grant date value of $1,250,000.

In accordance with the terms of the COO Agreement and effective November 27, 2023, Mr. Pawar was awarded (1) 580,000 performance-based RSUs (the “COO Performance-Based RSUs”), (2) 425,000 time-based RSUs (the “COO Time-Based RSUs”) and (3) unrestricted and fully-vested shares of the Company’s Class A common stock with an aggregate value of approximately $600,000 under the 2021 Plan. The COO Performance-Based RSUs will vest as follows: (a) 100,000 RSUs shall vest if the 10-Day Moving Average is $15.00 at any point on or before November 27, 2026; (b) 120,000 RSUs shall vest if the 10-Day Moving Average is $20.00 at any point on or before November 27, 2026; (c) 160,000 RSUs shall vest if the 10-Day Moving Average is $30.00 at any point on or before November 27, 2028; and (d) 200,000 RSUs shall vest if the 10-Day Moving Average is $40.00 at any point on or before November 27, 2028, in each case subject to Mr. Pawar remaining in a service relationship on the applicable vesting dates.

The COO Time-Based RSUs will vest in three approximately equal installments on each of November 27, 2024, November 27, 2025 and November 27, 2026, subject to Mr. Pawar remaining in a service relationship on the applicable vesting dates. If Mr. Pawar is terminated without Cause or resigns for Good Reason (each as defined in the COO Agreement), the vesting of the COO Time-Based RSUs may continue or, in the event of a Sale Event (as defined in the 2021 Plan), be accelerated.

Pursuant to the COO Agreement, if Mr. Pawar resigns for Good Reason or we terminate his employment without Cause, then we will offer Mr. Pawar the opportunity to enter into a separate severance agreement describing post-termination rights and obligations. The severance agreement will, at a minimum, provide for severance pay in the form of cash payment equivalent to one-year base salary plus one-year target discretionary bonus and payment of the full COBRA premiums applicable to Mr. Pawar and his eligible dependents for a period of 12 months immediately following his loss of coverage from the Company. When calculating one-year base salary and one-year target bonus, we will utilize the average of both Mr. Pawar’s base salary and his discretionary bonus across the three years preceding the termination event. If Mr. Pawar is terminated prior to three full years of service, we will utilize Mr. Pawar’s entire period of employment to determine the average.

Additionally, Mr. Pawar is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of our Class A common stock that may be issued under our existing equity compensation plans.

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under
	Issued upon Exercise of	Weighted-average exercise	Equity Compensation
	Outstanding Options,	price of outstanding	Plans (Excluding Securities
	Restricted Stock Units and	options, warrants and	Reflected in the First
Plan Category	Rights (#)	rights ($)(1)	Column) (#)
Equity compensation plans approved by security holders(2)	4,353,511	$10.74	25,295,192	(3)(4)
Equity compensation plans not approved by security holders	—	—	—
TOTAL	4,353,511		25,295,192
(1)	The weighted-average exercise price relates only to stock options.

(2)	Consists of our 2021 Plan and our 2021 Stock Purchase Plan (the “ESPP”).
(3)	As of December 31, 2024, a total of 21,598,757 shares of our Class A common stock have been reserved and remain available for issuance pursuant to the 2021 Plan, which number excludes the 3,865,619 shares that were added to the plan as a result of the automatic annual increase on January 1, 2025. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1 by 3% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise will be added back to the shares of common stock available for issuance under the 2021 Plan.
(4)	As of December 31, 2024, a total of 3,696,435 shares of our Class A common stock have been reserved for issuance pursuant to the ESPP, which number excludes the 1,287,540 shares that were added to the ESPP as a result of the automatic annual increase on January 1, 2025. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 by the lesser of 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Non-Employee Director Compensation

The following table sets forth information regarding compensation earned by or paid to our non-employee directors during our fiscal year ended December 31, 2024:

	Fees Earned or Paid in
Name	Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Spellacy(2)	$221,750	$114,630	$336,380
Bradford E. Bernstein(3)	—	—	—
Kathleen Traynor DeRose(4)	$89,750	$114,630	$204,380
Jan R. Hauser(5)	$96,250	$114,630	$210,880
Larry Leibowitz(6)	$77,750	$114,630	$192,380
Roy Luo(7)	—	—	—
Deirdre Somers(8)	$74,175	$114,630	$188,805
(1)	In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted during 2024 computed in accordance with FASB ASC 718. The grant date fair value for RSUs granted to our non-employee directors in 2023 is measured based on closing price of our Class A common stock on the date of grant, or the next trading day’s closing price of our Class A common stock for grants made on days the New York Stock Exchange is closed. See Note 11—Management Incentive Plan and Stock-Based Compensation found in Part II, Item 8, “Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in the Original Filing.
(2)	As of December 31, 2024, Mr. Spellacy held 28,874 RSUs that had not yet vested as of such date.
(3)	As of December 31, 2024, Mr. Bernstein held no outstanding awards. Mr. Bernstein has voluntarily elected to forego the director compensation owed to him in accordance with the non-employee director compensation policy, with the exception of reimbursements for out-of-pocket expenses incurred for his attendance at meetings of our Board or any committee thereof.
(4)	As of December 31, 2024, Ms. DeRose held 14,400 RSUs that had not yet vested as of such date.
(5)	As of December 31, 2024, Ms. Hauser held 13,470 RSUs that had not yet vested as of such date.
(6)	As of December 31, 2024, Mr. Leibowitz held 13,470 RSUs that had not yet vested as of such date.
(7)	As of December 31, 2024, Mr. Luo held no outstanding awards. Mr. Luo has voluntarily elected to forego the director compensation owed to him in accordance with the non-employee director compensation policy, with the exception of reimbursements for out-of-pocket expenses incurred for his attendance at meetings of our Board or any committee thereof.

(8)	As of December 31, 2024, Ms. Somers held 25,023 RSUs that had not yet vested as of such date.

Non-Employee Director Compensation Policy

During the 2024 fiscal year, our non-employee directors were eligible to receive cash retainers (which were prorated for the portion of the year they earned such retainers) and equity awards set forth below:

As of December 31, 2024
Annual retainer for Board membership	$55,000
Annual retainer for Board Chairperson	$150,000
Annual service as Audit Committee chairperson	$20,000
Annual service as member of the Audit Committee (other than chair)	$10,000
Annual service as Compensation Committee chairperson	$15,000
Annual service as member of the Compensation Committee (other than chair)	$6,500
Annual service as Nominating and Corporate Governance Committee chairperson	$10,000
Annual service as member of the Nominating and Corporate Governance Committee (other than chair)	$5,000

Our policy provides that each non-employee director elected to the board will be granted RSUs having a value of $187,500 (the “Initial Grant”). In addition, on the date of each of our annual meetings of stockholders, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual award of RSUs having a value of $125,000 (the “Annual Grant”). The number of shares subject to each of the Initial Grant and Annual Grant is determined by dividing the value of such award by the closing price of our stock over the trailing 30-day period prior to the grant date. The Initial Grant will vest in three equal annual installments on each anniversary date on which the non-employee director was appointed to our Board, subject to continued service as a director through each applicable vesting date. The Annual Grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date. In addition, all such awards are subject to full accelerated vesting upon the sale event of our Company (as defined in the policy).

We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our Board or any committee thereof.

Mr. Bernstein, Mr. Luo and Mr. Movchan have all voluntarily elected to forego the director compensation owed to them in accordance with the above, with the exception of reimbursements for out-of-pocket expenses incurred for their attendance at meetings of our Board or any committee thereof.

On April 15, 2024, the Board of Directors approved increasing the annual retainer for Board membership to $55,000 per year and eliminating new awards of the Initial Grant, effective July 1, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information available to us with respect to the beneficial ownership of our capital stock as of March 20, 2025, for:

1.	each of our named executive officers for fiscal 2024;
2.	each of our directors;
3.	all of our current directors and executive officers as a group; and
4.	each person known by us to be the beneficial owner of more than 5% of our Class A common stock or Class B common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 95,648,681 shares of our Class A common stock and 34,198,767 shares of our Class B common stock outstanding on March 20, 2025. Percentage of voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. In general, each share of our Class A or Class B common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Enfusion Ltd. LLC’s Common Units hold a number of shares of our Class B common stock equal to the number of Common Units held by them, and together own all of the issued and outstanding shares of our Class B common stock. The shares of Class B common stock have no economic rights. Holders of shares of our Class B common stock vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Enfusion, Inc., 125 South Clark Street, Suite 750, Chicago, IL 60603.

	Shares Beneficially Owned				Percentage
	Class A		Class B(1)		of Voting
Name	Shares	%	Shares	%	Power(2)
Named Executive Officers and Directors:
Oleg Movchan(3)	1,228,540	1.30%	12,616,365	36.89%	10.66%
Neal Pawar	637,308	*	—	—	*
Bronwen Bastone	177,757
Michael Spellacy	56,810	*	—	—	*
Bradford E. Bernstein(4)	32,440,463	33.92%	—	—	24.98%
Kathleen Traynor DeRose(5)	60,716	*	—	—	*
Jan R. Hauser(5)	57,925	*	—	—	*
Lawrence Leibowitz(5)	175,572	*	—	—	*
Roy Luo(6)	—	—	—	—	—
Deirdre Somers(5)	41,675	*	—	—	*
All executive officers and directors as a group (12 persons)(7)	34,293,931	35.85%	12,616,365	36.89%	36.13%
5% Stockholders of Class A common stock or Class B common stock:
FTV Management Company GP, L.L.C.(8)	32,440,463	33.92%	—	—	24.98%
LRA Ventures, LLC(9)	1,184,271	1.24%	5,000,000	14.62%	4.76%
Malherbe Investments LLC(10)	—	—	6,870,386	20.09%	5.29%
ELL Investments, L.P.(11)	4,975,183	5.20%	—	—	3.83%
Entities affiliated with ICONIQ Capital Management, LLC(12)	9,009,594	9.42%	5,030,000	14.71%	10.81%
Brown Capital Management, LLC(13)	7,873,643	8.23%	—	—	6.06%
*	Represents less than one percent (1%).
(1)	Subject to the terms of the LLC Operating Agreement, the Common Units of Enfusion Ltd. LLC are exchangeable for shares of our Class A common stock on a one-for-one basis. Simultaneous with such exchange, a number of shares of our Class B common stock registered in the name of the exchanging party will be canceled for no consideration on a one-for-one basis with the number of Common Units so exchanged. Beneficial ownership of Common Units reflected in this table has not been also reflected as beneficial ownership of shares of Class A common stock for which such units may be exchanged.
(2)	Represents percentage of voting power of the Class A common stock and Class B common stock voting together as a single class.
(3)	Includes (a) 51,808 shares of Enfusion Class A common stock directly held by Mr. Movchan, (b) 24,914 shares of Class A common stock underlying stock options directly held by Mr. Movchan that are or will become exercisable within 60 days of March 20, 2025, (c) 1,151,818 shares of Class A common stock directly held by CSL Tech Holdings, LLC (“CSL Tech”) and (d) 12,616,365 shares of Class A common stock that CSL Tech has the right to acquire upon the exchange of Common Units directly held by CSL Tech. Mr. Movchan and his spouse may be deemed to have shared voting and dispositive power over such 1,151,818 shares of Class A common stock directly held by CSL Tech and 12,616,365 shares of Class A common stock that CSL Tech has the right to acquire upon the exchange of Common Units.

(4)	Consists of (a) 31,297,606 shares of Class A common stock directly held by FTV IV, L.P. (“FTV Fund IV”) and (b) 1,142,857 shares of Class A common stock directly held by FTV Investment Holdings, L.P. (“FTV Holdings”), as reflected in Note 8 below. Mr. Bernstein, a member of our Board, is the managing partner of FTV Capital and shares voting and dispositive power with regard to the shares directly held by FTV Fund IV and FTV Holdings. Mr. Bernstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(5)	Includes 13,470 shares of Class A common stock issuable upon the settlement of RSUs releasable within 60 days of March 20, 2025.
(6)	Mr. Luo, a member of our Board, is an investor at ICONIQ Capital and may have limited partner or other interests in one or more of the entities described in Note 12 below and disclaims beneficial ownership of the securities reported in Note 12, except to the extent of his pecuniary interest therein, if any.
(7)	Includes (a) 37,810 shares of Class A common stock underlying stock options that are or will become exercisable within 60 days of March 20, 2025 and (b) 67,350 shares of Class A common stock issuable upon the settlement of RSUs releasable within 60 days of March 20, 2025.
(8)	Based solely on information provided in a Schedule 13D filed with the SEC on June 23, 2023, as amended by a Schedule 13D/A filed with the SEC on January 14, 2025. Consists of (a) 31,297,606 shares of Class A common stock held by FTV IV, L.P. (“FTV Fund IV”) and (b) 1,142,857 shares of Class A common stock held by FTV Investment Holdings, L.P. (“FTV Holdings”). FTV Management IV, L.L.C. (“FTV Management”) is the general partner of FTV Fund IV and FTV Management Company GP, L.L.C. (“FTV GP”) is the general partner of FTV Holdings and FTV Management. FTV GP exercises voting and dispositive power with regard to the shares held by FTV Fund IV and FTV Holdings and may be deemed the beneficial owner of such 31,297,606 shares of Class A common stock held by FTV Fund IV and 1,142,857 shares of Class A common stock held by FTV Holdings. The address for each of FTV Fund IV, FTV Holdings, FTV Management and FTV GP is 535 Madison Avenue, Floor 33, New York, NY 10022.
(9)	Based solely on information provided in a Schedule 13G/A filed with the SEC on October 25, 2024. Consists of (a) 1,184,271 shares of Class A common stock and (b) 5,000,000 shares of Class A common stock that LRA Ventures, LLC (“LRA Ventures”) has the right to acquire upon the exchange of Common Units. Tarek Hammoud is the sole manager of LRA Ventures and may be deemed the beneficial owner of such 1,184,271 shares of Class A common stock directly held by LRA Ventures and 5,000,000 shares of Class A common stock that LRA Ventures has the right to acquire upon the exchange of Common Units by virtue of his position as the control person of LRA Ventures. The address for each of LRA Ventures and Tarek Hammoud is 4701 North Meridian Ave, Unit UPH12, Miami Beach, FL 33140.
(10)	Based solely on information provided in a Schedule 13G/A filed with the SEC on January 31, 2025. Consists of 6,870,386 shares of Class A common stock that Malherbe Investments LLC has the right to acquire upon the exchange of Common Units. Mr. Malherbe is the beneficial owner of 100% of the voting interests of Malherbe Investments LLC and is the sole manager, and may be deemed the beneficial owner of such 6,870,386 shares that Malherbe Investments LLC has the right to acquire upon the exchange of Common Units by virtue of his position as the control person of Malherbe Investments LLC. The address for each of Malherbe Investments LLC and Stephen Malherbe is 1063 Gallant Court, Wheaton, Illinois 60187.
(11)	Based solely on information provided in a Schedule 13G filed with the SEC on February 14, 2022 by Hillhouse Investment Management, Ltd. (“HIM”), with respect to the shares of Class A common stock held by ELL Investments, L.P. (“ELL”). ELL is wholly owned by Hillhouse Fund IV, L.P. (“Fund IV”). HIM acts as the sole management company of Fund IV. HIM has sole voting and dispositive power over the 4,975,183 shares of Class A common stock and may be deemed the beneficial owner of such shares. The address of Hillhouse Investment Management, Ltd. is Office #122, Windward 3 Building, Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands, KY1-9006
(12)	Based solely on information provided in a Schedule 13G/A filed with the SEC on February 14, 2024. Consists of (1) 7,748,000 shares of Class A common stock directly held by ISP V-B EF LP (“ISP V-B EF”), (2) 5,030,000 shares of Class A common stock that ISP V Main Fund EF LLC (“ISP V EF”) has the right to acquire upon the exchange of Common Units directly held by ISP V EF, (3) 538,887 shares of Class A common stock directly held by ICONIQ Strategic Partners V, L.P. (“ICONIQ V”) and (4) 722,707 shares of Class A common stock directly held by ICONIQ Strategic Partners V-B, L.P. (“ICONIQ V-B”). ICONIQ V is the sole managing member of ISP V EF. ICONIQ Strategic Partners V GP, L.P. (“ICONIQ V GP”) is the sole general partner of each of ISP V-B EF, ICONIQ V, and ICONIQ V-B. ICONIQ Strategic Partners V TT GP Ltd. (“ICONIQ V Parent GP” and, together with

ISP V-B EF, ISP V EF, ICONIQ V, ICONIQ V-B, and ICONIQ V GP, the “ICONIQ Entities”) is the sole general partner of ICONIQ V GP. Divesh Makan, William J.G. Griffith, and Matthew Jacobson are the sole equity holders of ICONIQ V Parent GP and may be deemed to beneficially own the shares held by the ICONIQ Entities. The address for each of the ICONIQ Entities is 50 Beale St., Ste. 2300, San Francisco, CA 94105.
(13)	Based solely on information provided in a Schedule 13G/A filed with the SEC on September 6, 2024. Consists of 7,873,643 shares of Class A common stock owned by various investment advisory clients of Brown Capital Management, LLC (“Brown Capital Adviser”), which may be deemed to be a beneficial owner of those shares due to its discretionary power to make investment decisions over such shares for its clients and/or its ability to vote such shares. The address for Brown Capital Adviser is 1201 N. Calvert Street, Baltimore, MD 21202.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the sections titled “Executive Compensation” and “Non-Employee Director Compensation,” the following is a description of each transaction since the beginning of our last fiscal year and each currently proposed transaction in which:

1.	we have been or are to be a participant;
2.	the amount involved exceeded or exceeds $120,000; and
3.	any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Seventh Amended and Restated Operating Agreement of Enfusion Ltd. LLC

As a result of the reclassification of the LLC interests of Enfusion Ltd. LLC and certain related transactions which occurred immediately prior to our IPO (the “Reorganization Transactions”), Enfusion, Inc. holds Common Units in Enfusion Ltd. LLC and controls Enfusion US 1, Inc., a wholly-owned subsidiary, which is the managing member of Enfusion Ltd. LLC. Accordingly, Enfusion, Inc. operates and controls all of the business and affairs of Enfusion Ltd. LLC, has the obligation to absorb losses and receive benefits from Enfusion Ltd. LLC, and consolidate the financial results of Enfusion Ltd. LLC and, through Enfusion Ltd. LLC and its operating entity subsidiaries, to conduct our business.

Pursuant to the Seventh Amended and Restated Operating Agreement of Enfusion Ltd. LLC (the “Operating Agreement”), as in effect immediately following the IPO, among Enfusion, Inc. and certain equity holders (the “Pre-IPO Common Unitholders”), Enfusion, Inc. has the right to determine when distributions will be made to holders of Common Units and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of Common Units pro rata in accordance with the percentages of their respective Common Units held.

The holders of Common Units, including Enfusion, Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of Enfusion Ltd. LLC. Net profits and net losses of Enfusion Ltd. LLC will generally be allocated to its holders (including directly and/or indirectly Enfusion, Inc.) pro rata in accordance with the percentages of their respective Common Units held, except as otherwise required by law. The amended and restated limited partnership agreement of Enfusion Ltd. LLC provides for cash distributions, which we refer to as “tax distributions,” to the holders of Common Units if Enfusion, Inc., as the entity controlling the managing member of Enfusion Ltd. LLC, determines that a holder, by reason of holding Common Units, incurs an income tax liability. Generally, these tax distributions are computed based on an estimate of the net taxable income of Enfusion Ltd. LLC allocated to the holder of Common Units that receives the greatest proportionate allocation of income multiplied by an assumed tax rate. Tax distributions are pro rata as among the Common Units.

The Operating Agreement also provides that substantially all expenses incurred by or attributable to Enfusion, Inc. (such as expenses incurred in connection with the IPO), but not including obligations incurred under the Tax Receivable Agreement by Enfusion, Inc., income tax expenses of Enfusion, Inc. and payments on indebtedness incurred by Enfusion, Inc., will be borne by Enfusion Ltd. LLC.

The Operating Agreement provides that each holder of Common Units (and certain permitted transferees thereof) may on a value-for-value basis (subject to the terms of the agreement) cause Enfusion Ltd. LLC to exchange their Common Units for shares of Class A common stock of Enfusion, Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any Class A common stock received in any such exchange during the applicable restricted periods would be subject to certain restrictions on transfer. The Operating Agreement also provides that a holder of Common Units will not have the right to exchange Common Units if Enfusion, Inc. determines that such exchange would be prohibited by law or regulation or would violate other agreements with Enfusion, Inc. to which the holder of Common Units may be subject. Enfusion, Inc. may impose additional restrictions on exchange that it determines to be necessary or advisable so that Enfusion Ltd. LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. As a holder exchanges Common Units for shares of Class A common stock, the number of Common Units held by Enfusion, Inc. is correspondingly increased as it acquires the exchanged Common Units. Notwithstanding the foregoing, Enfusion Ltd. LLC may, at its sole discretion, in lieu of delivering Class A common stock for any Common Units surrendered for exchange, pay an amount in cash per Common Unit equal to the 5-day volume-weighted average price of the Class A common stock on the date of the receipt of the written notice of the exchange.

Tax Receivable Agreement

As part of our IPO in October 2021, we entered into a Tax Receivable Agreement with certain of our pre-IPO owners that provides for the payment by Enfusion, Inc. to such pre-IPO owners of 85% of the benefits, if any, that Enfusion, Inc. actually realizes, or is deemed to realize (calculated using certain assumptions), as a result of: (i) existing tax basis acquired in the IPO; (ii) increases in existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Enfusion Ltd. LLC as a result of sales or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units in connection with or after the IPO; (iii) Enfusion, Inc.’s utilization of certain tax attributes of certain entities that are taxable as corporations for U.S. federal income tax purposes in which the pre-IPO shareholders hold interests (the “Blocker Companies”); and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. The existing tax basis, increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Enfusion, Inc. and, therefore, may reduce the amount of U.S. federal, state and local tax that Enfusion, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. The existing tax basis acquired in the IPO and the increase in existing tax basis and the anticipated tax basis adjustments upon purchases or exchanges (or deemed exchanges) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by Enfusion, Inc. may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of Enfusion, Inc. and not of Enfusion Ltd. LLC. Enfusion, Inc. expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from such tax benefits. For purposes of the Tax Receivable Agreement, the cash tax benefits is computed by comparing the actual income tax liability of Enfusion, Inc. to the amount of such taxes that Enfusion, Inc. would have been required to pay had there been no existing tax basis, no anticipated tax basis adjustments of the assets of Enfusion Ltd. LLC as a result of purchases or exchanges (or deemed exchanges) or distributions (or deemed distributions) with respect to Common Units and no utilization of certain tax attributes of the Blocker Companies, and had Enfusion, Inc. not entered into the Tax Receivable Agreement. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement are calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless Enfusion, Inc. exercises its right to terminate the Tax Receivable Agreement early, certain changes of control occur (as described in more detail below) or Enfusion, Inc. breaches any of its material obligations under the Tax Receivable Agreement, in which case all obligations generally will be accelerated and due as if Enfusion, Inc. had exercised its right to terminate the Tax Receivable Agreement. The payment to be made upon an early termination of the Tax Receivable Agreement will generally equal the present value of payments to be made under the Tax Receivable Agreement using certain assumptions. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increase in existing tax basis and the anticipated tax basis adjustments upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units, as well as the amount and timing of any payments under the Tax Receivable Agreement, varies depending upon a number of factors, including:

●	the timing of purchases or exchanges—for instance, the increase in any tax deductions varies depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Enfusion Ltd. LLC at the time of each purchase or exchange. In addition, the increase in existing tax basis acquired upon the future exchange of Common Units for shares of

Class A common stock will vary depending on the amount of remaining existing tax basis at the time of such purchase or exchange;
●	the price of shares of our Class A common stock at the time of the purchase or exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of Enfusion Ltd. LLC, is directly proportional to the price of shares of our Class A common stock at the time of the purchase or exchange;
●	the extent to which such purchases or exchanges do not result in a basis adjustment—if a purchase or an exchange does not result in an increase to the existing basis, increased deductions will not be available;
●	the amount of tax attributes—the amount of applicable tax attributes of the Blocker Companies at the time of the Reorganization Transactions will impact the amount and timing of payments under the Tax Receivable Agreement;
●	changes in tax rates—payments under the Tax Receivable Agreement are calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed weighted-average state and local income tax rate based on apportionment factors for the applicable period, so changes in tax rates will impact the magnitude of cash tax benefits covered by the Tax Receivable Agreement and the amount of payments under the Tax Receivable Agreement; and
●	the amount and timing of our income—Enfusion, Inc. is obligated to pay 85% of the cash tax benefits under the Tax Receivable Agreement as and when realized. If Enfusion, Inc. does not have taxable income, Enfusion, Inc. is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for a taxable year in which it does not have taxable income because no cash tax benefits will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax benefits that will result in payments under the Tax Receivable Agreement.

We expect that as a result of the size of the existing tax basis acquired in the IPO, the increase in existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Enfusion Ltd. LLC upon the purchase or exchange (or deemed exchange) of Common Units for shares of Class A common stock or distributions (or deemed distributions) with respect to Common Units and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As of December 31, 2024, we estimate the amount of total tax attributes acquires to be approximately $374.4 million If all of the Pre-IPO Common Unitholders had exchanged or sold to us all of their outstanding Common Units as of December 31, 2024, we would have recognized a deferred tax asset of approximately $124.1 million and a liability under the Tax Receivable Agreement of approximately $105.4 million, assuming: (i) all exchanges or purchases occurred on the same day, (ii) a price of $10.30 per share, which was the price per share of Class A common stock as of December 31, 2024, (iii) a constant corporate tax rate of 29.0%, (iv) that we would have sufficient taxable income to utilize the tax benefits fully, and (v) no material changes in tax law.

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

In addition, Enfusion, Inc. may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax benefits with respect to all Common Units. In determining such anticipated future cash tax benefits, the Tax Receivable Agreement includes several assumptions, including that: (i) any Common Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination; (ii) Enfusion, Inc. will have sufficient taxable income in each future taxable year to fully realize all potential tax benefits; (iii) Enfusion, Inc. will have sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change in control; (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination; and (v) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax benefits are discounted at a rate equal to the lesser of (i) 6.5% per annum and (ii) one-year

LIBOR (or its successor rate) plus 100 basis points. We estimate that if Enfusion, Inc. had exercised its termination right as of December 31, 2024, the aggregate amount of the early termination payments required under the Tax Receivable Agreement would have been approximately $136.7 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.

Furthermore, in the event of certain changes of control, upon a breach by Enfusion, Inc. of any of its material obligations under the Tax Receivable Agreement or in certain events of bankruptcy or liquidation, the obligations of Enfusion, Inc. would be automatically accelerated and be immediately due and payable, and Enfusion, Inc. would be required to make an immediate payment equal to the present value of the anticipated future cash tax benefit with respect to all Common Units, calculated based on the valuation assumptions described above. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. As a result, Enfusion, Inc. could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual cash tax benefits that Enfusion, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement or that are prior to the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. Changes in law or changes in tax rates following the date of acceleration may also result in payments being made in excess of the future tax benefits, if any.

Decisions made by our pre-IPO owners in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that we will determine. Enfusion, Inc. will not be reimbursed for any payments previously made under the Tax Receivable Agreement if any of the tax attributes subject to the Tax Receivable Agreement are successfully challenged by the IRS, although such amounts may reduce our future obligations, if any, under the Tax Receivable Agreement. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of Enfusion, Inc.’s cash tax benefits.

Amendment to Tax Receivable Agreement

In connection with entering into the Merger Agreement, on January 10, 2025, the Company, the Operating Company, FTV IV, L.P., a Delaware limited partnership, CSL Tech Holdings, LLC, a Nevada limited liability company, ISP V-B EF LP, a Delaware limited partnership, ISP V Main Fund EF LLC, a Delaware limited liability company (collectively, excluding the Operating Company, the “TRA Amendment Parties”) entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”), pursuant to which, among other things, at the effective time of the Merger, the Tax Receivable Agreement will automatically terminate and the Company will pay an aggregate of $30 million to certain pre-IPO owners as TRA Payment Recipients (as defined in the TRA). In the event the Merger Agreement is terminated in accordance with its terms prior to the consummation of the Mergers, the TRA Amendment will be void and have no further force and effect.

Registration Rights Agreement

In connection with the Reorganization Transactions, we entered into a registration rights agreement with our pre-IPO owners, which provides for customary “demand” registrations and “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

Employment Agreements

We have entered into employment agreements with our named executive officers. For more information regarding the agreements with our named executive officers, see Part III, Item 11. Executive Compensation, including the section titled “Executive Employment Arrangements.”

Director and Executive Officer Compensation

See Part III, Item 11. Executive Compensation, including the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the General Corporation Law of the State of Delaware (the “DGCL”). Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

●	any breach of their duty of loyalty to our Company or our stockholders;
●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
●	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

In addition, our Bylaws provide that we will indemnify, to the fullest extent permitted by the DGCL, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Our Bylaws provide that we may indemnify to the fullest extent permitted by the DGCL any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our Bylaws also provide that we must advance expenses incurred by or on behalf of a director, and may advance expenses incurred by or on behalf of an officer, in advance of the final disposition of any action or proceeding, subject to limited exceptions.

Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, Bylaws and indemnification agreements that we have entered into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our Board.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Employment of Related Party

Ali Hammoud has served as a member of our Company’s revenue department since before the IPO, and he receives an annual compensation consisting of an annual salary and sales commission. Ali Hammoud is the son of Tarek Hammoud, who is a former director of Enfusion, Inc., former Chief Executive Officer of Enfusion Ltd. LLC, and current control person and sole manager of LRA Ventures, LLC, through which he beneficially owns more than 5% of the Company’s Class B common stock.

In the year ended December 31, 2024, Ali Hammoud was a vice president of sales and earned an annual total compensation of approximately $359 thousand. Ali Hammoud’s compensation was established by the Company in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities holding similar positions. Additionally, Ali Hammoud was eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Policies and Procedures for Related Party Transactions

In connection with the IPO, we adopted a written related person transaction policy to set forth policies and procedures for the review and approval or ratification of “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of any class of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our Nominating and Corporate Governance Committee charter provides that our Nominating and Corporate Governance Committee has the primary responsibility for reviewing and approving or disapproving related party transactions.

Certain of the transactions described above were entered into prior to the adoption of this policy. Accordingly, such transactions were approved by disinterested members of our Board after making a determination that the transaction was executed on terms no less favorable than those that could have been obtained from an unrelated third party. Any related party transactions entered into after we adopted this policy were approved by our Nominating and Corporate Governance Committee after making a determination that the transaction was executed on terms no less favorable than those that could have been obtained from an unrelated third party.

Director Independence

Our Class A common stock is listed on the NYSE. Under the listing standards of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and Nominating and Corporate Governance Committees be independent. Under the listing standards of the NYSE, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of the NYSE. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing standards of the NYSE.

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Mr. Bernstein, Ms. DeRose, Ms. Hauser, Mr. Leibowitz, Mr. Luo, Mr. Spellacy and Ms. Somers do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the listing standards of the NYSE. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this section.

Item 14. Principal Accountant’s Fees and Services

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

We have adopted a policy under which our Audit Committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. As part of its review, our Audit Committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. Our Audit Committee has pre-approved all services performed by the independent registered public accounting firm since the pre-approval policy was adopted prior to our IPO.

Audit Fees

The following table sets forth the fees billed or to be billed by EY and its affiliates for professional services rendered with respect to the fiscal years ended December 31, 2024 and 2023. All of these services were approved by our Audit Committee.

Fee Category	Fiscal 2024	Fiscal 2023
Audit Fees(1)	$3,000,775	$1,241,300
Audit-Related Fees(2)	$293,948	—
Tax Fees(3)	$1,309,502	—
All Other Fees(4)	$59,668	2,000
Total Fees	$4,663,892	$1,243,300
(1)	Audit Fees consist of fees for professional services provided in connection with the audit of our financial statements, reviews of our quarterly financial statements and accounting consultations are billed as audit services. This category also includes fees for services normally provided by EY in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services.
(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of aggregate fees billed for subscriptions to an accounting research platform provided by the independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

No financial statements are filed with this Amendment. See the financial statements filed with the Original Filing.

(b) Financial Statement Schedules

No financial statements are filed with this Amendment.

(c) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Item 16. Form 10-K Summary

None.

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, on April 21, 2025.

ENFUSION, INC.

By:	/s/ Oleg Movchan
Oleg Movchan Chief Executive Officer (Principal Executive Officer)
By:	/s/ Bradley Herring
Bradley Herring Chief Financial Officer (Principal Financial Officer)